Form 10QSB
period 2000-03-31
SOLOMON ALLIANCE GROUP INC /AZ
filed 2000-06-15
CIK 1054730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000
                                --------------

Commission file number: 0-29973
                        -------

                          SOLOMON ALLIANCE GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

           Arizona                                       86-0843235
           -------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                               3025 Windward Plaza
                                    Suite 300
                              Alpharetta, GA 30005
                              --------------------
                    (Address of principal executive offices)

                                 (770) 753-3130
                           (Issuer's telephone number)

                             MADISON HOLDINGS, INC.
                             39 Broadway, Suite 2250
                            New York, New York 10006
                            ------------------------
                        (Former Name and Former Address)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,534,745 shares as of May 31, 2000.

Transitional Small Business Disclosure Format (Check one): Yes / /  No /X/

ITEM 1. FINANCIAL STATEMENTS

Registrant's Financial Statements are filed herewith following the signature page.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles may have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 8-K, as amended.

The consolidated financial statements included herein have been subjected to a limited review by Stokes & Company P.C., independent auditor for the Company, whose report is included herein as Exhibit 15.

ITEM 2. PLAN OF OPERATION

GENERAL

The Company is a development stage enterprise focused on the emerging wireless data industry. The Company does not, at this moment, have any business and is seeking to acquire or merge with other existing, operating businesses. During March 2000, the Company entered into non-binding letters of intent to acquire all or part of three separate businesses within the wireless industry as part of its EXPANSION THROUGH ACQUISITION strategy.

The Company plans to become a leading provider of customized wireless data communications solutions for individual and business needs. The Company designs, develops and markets wireless network products and services under the "Knowledge2Go" brand that provide low-cost, high performance, easy-to-use IP-based data communications. The products can be used in a broad range of personal computer and industrial applications.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on officer loans, convertible debenture issues and sale of securities to raise working capital to fund operations. At March 31, 2000 the company had $17,647 in cash.

The Company intends to continue the development, deployment and commercialization of its Knowledge2Go services. The timing and amount of capital expenditures may vary significantly depending on numerous factors including market acceptance of its services, availability and financial terms of site agreements for the Company's network infrastructure, technological feasibility, availability of modems, and availability of sufficient management, technical, marketing and financial resources.

The Company will need to raise additional funds through the sale of its equity or debt securities in private or public financing or through strategic partnerships in order to complete the deployment and commercialization of Knowledge2Go. There can be no assurance that such funds will be sufficient to fund such deployment as planned. If thecompany is unable to obtain needed funds, it could be forced to curtail or cease its activities.

The company has, in the past, issued shares of common stock to various parties as payment for services rendered. The company intends to continue this practice.

Management has instituted a cost reduction program that included a reduction in labor and fringe costs as well as the operating overhead. In addition, the Company has converted substantial debt to capital and is actively seeking additional capital resources. Management believes these factors will contribute toward achieving profitability


ITEM 3. - FORWARD LOOKING STATEMENTS

When used in this report and in future filings by the company with the Commission in the Registrants' press release or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "WILL LIKELY RESULT", "ARE EXPECTED TO", "WILL CONTINUE", "IS ANTICIPATED", "ESTIMATE", "PROJECT" or similar expressions are intended to identify "FORWARD LOOKING STATEMENTS" within the earning of the Private Securities Litigation Reform Act of 1955. Such statements are subject to certain risks and uncertainties, including the Company's liquidity constraints, potential increases in costs and delays, pending litigation, availability of raw materials, competition, demand for the product and other proprietary products and delays in the distribution process that could cause actual results to differ materially from those presently anticipated or projected. The company wishes to caution readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The company wishes to advise readers that actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The company does not undertake - and specifically, declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events.


Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit(s).

         NUMBER   DESCRIPTION                        METHOD OF FILING
         ------   -----------                        ----------------
         27       Financial Data Schedule            Filed with this Form 10-QSB
         15       Independent Accountant's Report    Filed with this Form 10-QSB


(b)      Reports on Form 8-K

         1)  On May 15, 2000, Solomon filed a Current Report on Form 8-K/A.
         2) On March 16, 2000, Solomon filed a Notice of Securities of a Successor Issuer Deemed to be Registered on Form 8-K12G3.


SIGNATURES

In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLOMON ALLIANCE GROUP, INC.

By: /s/ Thomas I. Weston, Jr.
  ------------------------------
Thomas I. Weston, Jr.
President

DATED: June 15, 2000

                  SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        Consolidated Financial Statements
                             March 31, 2000 and 1999

                                   (Unaudited)

                                    CONTENTS

                                                               PAGE
                                                               ----
FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                      3

  Consolidated Statements of Operations                           4

  Consolidated Statements of Cash Flows                           5

  Notes to Financial Statements                               6 - 10


SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2000
(Unaudited)



ASSETS

CURRENT ASSETS
   Cash                                                             $    17,647

PROPERTY AND EQUIPMENT - AT COST
   Furniture and office equipment, net of accumulated
    depreciation of $18,492                                              52,422

 OTHER ASSETS
   Goodwill, net of accumulated amortization $94,183                    188,366
                                                                    -----------

                                                                    $   258,435
                                                                    -----------
                                                                    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                 $   337,197
   Accrued salaries                                                      78,750
   Accrued payroll taxes                                                 34,934
   Officer loans                                                        145,875
   Note payable                                                          50,000
                                                                    -----------

        Total current liabilities                                       646,756
                                                                    -----------
LONG-TERM LIABILITIES
   Convertible debentures                                                 5,529
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value; 100,000,000 shares authorized;
      22,848,116 shares issued and 21,239,745 outstanding                21,240
   Additional paid in capital                                         1,394,059
   Deficit accumulated during development stage                      (1,809,149)
                                                                    -----------
                                                                       (393,850)
                                                                    -----------

                                                                    $   258,435
                                                                    -----------
                                                                    -----------


The accompanying notes are an integral part of this financial statement.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999 AND THE
PERIOD FROM OCTOBER 25, 1996 (INCEPTION) TO MARCH 31, 2000
(Unaudited)

                                                                                             October 25, 1996
                                                                                              (Inception) to
                                                                                                 March 31,
                                                                    2000            1999            2000
                                                                    ----            ----     ----------------

REVENUE
  Sales                                                        $      --        $     2,400      $     7,856

COST OF MERCHANDISE SOLD                                              --              2,035            6,989
                                                               -----------      -----------      -----------

        Gross profit                                                  --                365              867
                                                               -----------      -----------      -----------
EXPENSES
  Interest                                                           6,243           12,500           87,875
  Depreciation and amortization                                     17,673           15,811          112,675
  Selling and administrative                                       261,626          299,536        2,062,505
                                                               -----------      -----------      -----------
                                                                   285,542          327,847        2,263,055
                                                               -----------      -----------      -----------

        Loss from operations                                      (285,542)        (327,482)      (2,262,188)

OTHER INCOME AND EXPENSE
  Interest income                                                     --                493            3,039
                                                               -----------      -----------      -----------

        Loss before income tax expense
          and extraordinary item                                  (285,542)        (326,989)      (2,259,149)

INCOME TAXES                                                          --               --               --
                                                               -----------      -----------      -----------

        Loss before extraordinary item                            (285,542)        (326,989)      (2,259,149)

EXTRAORDINARY ITEM:
  Gain on extinquishment of debt, less applicable tax                 --               --            450,000
                                                               -----------      -----------      -----------

        Net loss                                               $  (285,542)     $  (326,989)     $(1,809,149)
                                                               -----------      -----------      -----------
                                                               -----------      -----------      -----------

EARNINGS (LOSS) PER COMMON SHARE:

        Loss before extraordinary item                         $     (0.01)     $     (0.03)
        Extraordinary item                                            --               --
                                                               -----------      -----------
        Net loss                                               $     (0.01)     $     (0.03)
                                                               -----------      -----------
                                                               -----------      -----------


The accompanying notes are an integral part of this financial statement.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999 AND THE
PERIOD FROM OCTOBER 25, 1996 (INCEPTION) TO MARCH 31, 2000
(Unaudited)


                                                                                          October 25, 1996
                                                                                           (Inception) to
                                                                                            December 31,
                                                          2000              1999                1999
                                                          ----              ----          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from sales                             $      --        $     2,400      $     7,856
  Interest income                                             --                493            3,039
  Payments to vendors, suppliers and employees             (64,823)        (234,164)      (1,600,696)
                                                       -----------      -----------      -----------

        NET CASH USED BY OPERATING ACTIVITIES
                                                           (64,823)        (231,271)      (1,589,801)
                                                       -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                          --            (24,406)         (51,023)
                                                       -----------      -----------      -----------

        NET CASH USED BY INVESTING ACTIVITIES                 --            (24,406)         (51,023)
                                                       -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans                                       80,000             --            156,900
  Repayments of loans                                         --            (10,000)         (36,900)
  Proceeds from convertible debentures                        --            346,958        1,289,900
  Proceeds from warrants                                      --               --              2,500
  Proceeds from issuance of common stock                      --               --             51,890
  Proceeds from acquisition of subsidiary                     --               --            194,181
                                                       -----------      -----------      -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES           80,000          336,958        1,658,471

                                                       -----------      -----------      -----------

        NET INCREASE (DECREASE) IN CASH                     15,177           81,281           17,647

        CASH at beginning of year                            2,470           78,386             --
                                                       -----------      -----------      -----------

        CASH at end of year                            $    17,647      $   159,667      $    17,647
                                                       -----------      -----------      -----------
                                                       -----------      -----------      -----------

RECONCILIATION OF NET LOSS TO NET CASH
  USED BY OPERATING ACTIVITIES:

Net Loss                                               $  (285,542)     $  (326,989)     $(1,809,149)

Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation and amortization                             17,673           15,811          112,675
  Accrued interest not paid                                  5,537           12,500           86,415
  Debt forgiveness                                            --               --           (450,000)
  (Increase) decrease in assets:
    Employee receivables                                     5,719           (6,875)            --
    Prepaids                                                  --              7,084             --
  Increase (decrease) in liabilities:
    Accounts payable                                       158,040           27,052          356,574
    Accrued salaries                                        33,750            4,508           78,750
    Accrued payroll taxes                                     --             35,638           34,934
                                                       -----------      -----------      -----------

        NET CASH USED BY OPERATING ACTIVITIES          $   (64,823)     $  (231,271)     $(1,589,801)
                                                       -----------      -----------      -----------
                                                       -----------      -----------      -----------



The accompanying notes are an integral part of this financial statement.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2000 and 1999

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF ORGANIZATION

Solomon Alliance Group, Inc. was incorporated in the State of Arizona on October 25, 1996. The Company was incorporated for the purpose of seeking potential business ventures. The Company is classified as a development stage enterprise because it has had no significant operations since its inception. In 1998, the Company decided to target the emerging wireless data industry and on July 17, 1998 the Company acquired 100% of the common stock of Visual Link Wireless, Inc.
(VLW), which became a wholly owned subsidiary. VLW was a startup company in the wireless data industry focusing on applications for the mobile professional. On August 5, 1999, the Company acquired MPTG Communications, Inc., another startup company that designed wireless data devices for niche markets. During the fourth quarter of 1999 the Company was reorganized and is now repositioning itself to take advantage of new opportunities in the wireless industry. On March 8, 2000 as further discussed in Note B in these footnotes the Company acquired Madison Holdings, Inc.

Solomon is positioning itself to be a premier wireless data solutions provider in the new and rapidly expanding wireless data market. Under the Knowledge2Go brand, it focuses on integrated wireless Internet products and services for both the business to business and personal use markets. In addition, Solomon plans to expand into other segments of the industry through selected acquisitions and joint ventures.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts, transactions, and profits are eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2000, the Company had no cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

       Computers and Equipment              5 years
       Office Furniture and Fixtures        5 years

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
Three Months Ended March 31, 2000 and 1999

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES

Preparing the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2000 there were no deferred tax assets or liabilities.

GOODWILL

The excess of acquisition cost over the fair value of net assets (goodwill) of Visual Link Wireless, Inc. (VLW), the Company's operating subsidiary is being amortized using the straight-line method over 5 years. Management believes that there has been no impairment of the goodwill as reflected in the Company's consolidated financial statements as of March 31, 2000. The Company has adopted a reduced period of amortization reflecting the approximate utility of the purchased goodwill. The subsidiary is subject to changes occurring in the high-tech communications industry. Cost in excess of net assets of VLW, net of amortization, was $188,366 as of March 31, 2000. Amortization for the three months ending March 31, 2000 and 1999 was $14,127 and $14,127, respectively.

EARNINGS PER SHARE

Basic net earnings (loss) per common share (EPS) is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon the conversion of debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The average shares outstanding for basic EPS during the first quarter of 2000 and 1999, were 20,871,918 and 11,454,000, respectively.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
Three Months Ended March 31, 2000 and 1999

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, and as of March 31, 2000, the Company's current liabilities exceeded its current assets by $629,109 and its total liabilities exceeded its total assets by $393,850. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs as well as the operating overhead. In addition, the Company has converted substantial debt to capital and is actively seeking additional capital resources. Management believes these factors will contribute toward achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE B--MERGERS AND ACQUISITIONS

On March 8, 2000, the Company entered into a stock exchange agreement with Madison Holdings, Inc. (MHI) under which Solomon acquired MHI, a fully reporting and SEC registered company. In connection with the stock exchange, Solomon elected successor issuer status to become a fully reporting company under Rule 12g of the 1934 Securities Exchange Act and filed a Form 8-K with the SEC. The Company will transfer 300,000 shares of its common stock for 100% of the outstanding shares of MHI.

This acquisition has been accounted for under the purchase method of accounting. MHI never had any operations, and no assets or liabilities at the date of acquisition. Therefore, the Company is not required to reflect MHI's results of operations within its consolidated financial statements. The Company incurred $150,000 of expenses in connection with the acquisition.

There were no transactions between MHI and VLW or Solomon Alliance Group, Inc. before the acquisition and no adjustments were necessary to conform MHI's accounting policies.

NOTE C--PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:



                                                        1999
                                                        ----
        Computer and Equipment                         $62,963
        Office Furniture and Fixtures                    7,951
                                                       -------
                                                        70,914

                  Less accumulated depreciation         18,492
                                                       -------

                                                       $52,422
                                                       -------
                                                       -------


SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
Three Months Ended March 31, 2000 and 1999

NOTE D--NOTE PAYABLE AND CONVERTIBLE DEBENTURES

During 1999, the Company assumed $789,900 in 8% Convertible Debentures in connection with its subsidiary's merger with MPTG. The Debentures have a maturity date of three years from the date of issue. During the year ending December 31, 1999, $89,500 of the Debentures along with $8,032 of accrued interest was converted to common stock of the Company. During the quarter ending March 31, 2000 the Company converted $695,400 of principal and $57,991 of accrued interest into 3,445,102 shares of common stock. The balance of the Debenture at March 31, 2000 consists of a $5,000 in principal and $529 in accrued interest

The Company is obligated on a demand note for $50,000, at 0% interest, which represents the remaining balance of an obligation assumed at the time it purchased its subsidiary, Visual Link Wireless, Inc. The balance of this obligation is reflected as a current liability.

NOTE E--CAPITAL STOCK

During the years ended December 31, 1999, and December 31, 1998, the board of directors approved the issuance of warrants to purchase an aggregate of 3,500,000 shares of the Company's common stock. Such warrants are exercisable at prices ranging from $.001 to $4.00 per share, all of which are fully vested at December 31, 1999, and expire at various times through July 2002. As of March 31, 2000, 1,000,000 warrants remain exercisable at $4.00 per share.

During July 1999, the board authorized the issue of non-qualified stock options for 350,000 shares of the Company's common stock. Options representing 150,000 shares at an average exercise price of $.194 vested upon issue, the remaining 200,000 shares which may be exercised for 50% of the prior two months average trading price at the date of exercise, vested on January 7, 2000. At March 31, 2000, none of the options has been exercised and all of the options will expire on July 7, 2000.

NOTE F--COMPENSATION OF OFFICERS

                                            Summary Compensation Table

                                                                                        Long-Term Compensation
                                                                                  ---------------------------------
                                                      Annual Compensation           Awards                Payouts
-------------------------  ---------  ---------  -------------------------------  ---------------------------------
                             Qtr                                     Other        Restricted  Securities
   Name and Principal       Ending                                   Annual         Stock     Underlying      LTIP       All Other
        Position            Mar. 31    Salary       Bonus         Compensation      Awards    Options/SARs   Payouts    Compensation
                                         $            $                $               $            #           $            $
-----------------------------------------------------------------------------------------------------------------------------------
Tom Weston-CEO             1999       33,750
-------------------------  ---------  ---------  -------------  ----------------  ----------  -----------   ----------  -----------
Tom Weston-CEO             2000       33,750
-----------------------------------------------------------------------------------------------------------------------------------

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
Three Months Ended March 31, 2000 and 1999

NOTE G--SUBSEQUENT EVENTS

During March 2000, the Company entered into non-binding letters of intent to acquire all or part of three separate businesses within the wireless industry as part of its EXPANSION THROUGH ACQUISITION strategy. Solomon's goal is to enter into business combinations which will result in an increased valuation per share in both the near and long term, based on both a balance sheet and a going concern analysis. It is the Company's strategy to complete two or more acquisitions during 2000 with companies that, upon completion, would significantly increase Solomon's asset base and revenue stream.

NOTE H--SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                2000
                                                                ----
Noncash Investing and Financing Activities:

         Conversion of Debentures to Common Stock             $695,400

         Conversion of Accrued Interest to Common Stock       $ 57,991


NOTE I--RELATED PARTY TRANSACTIONS

As of March 31, 2000, the Company has borrowed $192,595 for its operations from an officer. Of this amount $145,875 is represented by direct loans to the Company and $46,720 is included in the Company's accounts payable. All loans and advances bear interest at 8% per annum. The amounts are due on demand and unsecured.