Form 10QSB
period 2000-06-30
SOLOMON ALLIANCE GROUP INC /AZ
filed 2000-08-11
CIK 1054730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2000
                                -------------

Commission file number: 0-29973
                        -------

                          SOLOMON ALLIANCE GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

         ARIZONA                                     86-0843235
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


                               3025 Windward Plaza
                                    Suite 300
                              Alpharetta, GA 30005
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (770) 753-3130
                           ---------------------------
                           (Issuer's telephone number)

                             MADISON HOLDINGS, INC.
                             39 Broadway, Suite 2250
                            New York, New York 10006
                        --------------------------------
                        (Former Name and Former Address)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,534,745 shares as of July31, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on officer loans, convertible debenture issues and sale of securities to raise working capital to fund operations. At June30, 2000 the company had $9,006 in cash.

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

SOLOMON ALLIANCE GROUP, INC.

By: /s/Thomas I. Weston
   -------------------
Thomas I. Weston, Jr.
President

DATED: August 10, 2000

                  SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        Consolidated Financial Statements
                             June 30, 2000 and 1999

                                   (Unaudited)

                                    CONTENTS

                                                                            PAGE

FINANCIAL STATEMENTS

 Consolidated Balance Sheet                                                    3

Consolidated Statements of Operations                                          4

Consolidated Statements of Cash Flows                                          5

Notes to Financial Statements                                              6 - 8

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2000
(Unaudited)


ASSETS

CURRENT ASSETS
   Cash                                                                 $ 9,006
   Employee receivables                                                       -
   Prepaids                                                               3,750
                                                           ---------------------

         Total current assets                                            12,756

ROPERTY AND EQUIPMENT - AT COST
   Furniture and office equipment, net of accumulated
     depreciation of $21,824                                             49,091

OTHER ASSETS
   Goodwill, net of accumulated amortization of $113,114                506,935
                                                           ---------------------

                                                                      $ 568,782
                                                           =====================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                   $ 187,775
   Accrued salaries                                                     112,500
   Accrued payroll taxes                                                 36,045
   Officer loans                                                        343,712
   Note payable                                                          50,000
                                                           ---------------------

        Total current liabilities                                       730,032
                                                           ---------------------

LONG-TERM LIABILITIES
   Convertible debentures                                                 5,630
                                                           ---------------------


STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value; 100,000,000 shares
     authorized; 23,148,116 shares issued and 21,539,745
     outstanding                                                         21,540
   Additional paid in capital                                         1,731,259
   Deficit accumulated during development stage                      (1,919,679)
                                                           ---------------------
                                                                       (166,880)
                                                           ---------------------
                                                                      $ 568,782
                                                           =====================

The accompanying notes are an integral part of these financial statements.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999,
THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999, AND THE
PERIOD FROM OCTOBER 25, 1996 (INCEPTION) TO JUNE 30, 2000
(Unaudited)

                                         Six Months        Six Months      Three Months      Three Months      October 25, 1996
                                           Ended             Ended            Ended             Ended           (Inception) to
                                          June 30,          June 30,         June 30,          June 30             June 30,
                                            2000              1999             2000              1999               2000
                                            ----              ----             ----              ----               ----

REVENUE
  Sales                                  $      -          $  2,400           $      -         $      -           $   7,856

COST OF MERCHANDISE SOLD                        -             2,035                  -                -               6,989
                                         ---------         ---------          ---------        ---------          ----------

      Gross profit                              -               365                  -                -                 867
                                         ---------         ---------          ---------        ---------          ----------

EXPENSES
  Interest                                 14,353            29,522              8,110           17,022              95,985
  Depreciation and amortization            39,936            35,667             22,263           19,856             134,938
  Selling and administrative              341,783           650,053             80,157          350,517           2,142,662
                                         ---------         ---------          ---------        ---------          ----------
                                          396,072           715,242            110,530          387,395           2,373,585
                                         ---------         ---------          ---------        ---------          ----------

     Loss from operations                (396,072)         (714,877)          (110,530)        (387,395)         (2,372,718)

OTHER INCOME AND EXPENSE
  Interest income                               -               680                                 187               3,039
                                         ---------         ---------          ---------        ---------          ----------

    Loss before income tax expense
     and extraordinary item              (396,072)         (714,197)          (110,530)        (387,208)          (2,369,679)

INCOME TAXES                                    -                 -                  -                -                   -
                                         ---------         ---------          ---------        ---------          ----------

    Loss before extraordinary item       (396,072)         (714,197)          (110,530)        (387,208)          (2,369,679)

EXTRAORDINARY ITEM:
  Gain on extinquishment of debt,
    less applicable tax                         -           450,000                  -                -              450,000
                                         ---------         ---------          ---------        ---------          ----------

     Net loss                           $(396,072)        $(264,197)         $(110,530)       $(387,021)         $(1,919,679)
                                        ==========        ==========         ==========       ==========         ============


EARNINGS (LOSS) PER COMMON SHARE:

     Loss before extraordinary item     $   (0.02)        $    (0.06)        $    (0.01)      $   (0.03)
     Extraordinary item                         -               0.04                  -               -
                                         ---------         ---------          ---------        ---------
     Net loss                           $   (0.02)        $    (0.02)        $    (0.01)      $    (0.03)
                                        ==========        ==========         ==========       ==========


The accompanying notes are an integral part of these financial statements.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999, AND THE
PERIOD FROM OCTOBER 25, 1996 (INCEPTION) TO JUNE 30, 2000
(Unaudited)

                                                                                                                    October 25, 1996
                                                                                                                     (Inception) to
                                                                                                                        June, 30
                                                                2000                         1999                         2000
                                                                ----                         ----                         ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Cash received from sales                                      $       -                     $   2,400                 $     7,856
 Interest income                                                       -                           680                       3,039
 Payments to vendors, suppliers and employees                   (263,464)                     (658,889)                 (1,799,337)
                                                               ----------                    ----------                ------------

    NET CASH USED BY OPERATING ACTIVITIES                       (263,464)                     (655,809)                 (1,788,442)
                                                               ----------                    ----------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                    -                       (42,021)                    (51,023)
                                                               ----------                    ----------                ------------

    NET CASH USED BY INVESTING ACTIVITIES                              -                       (42,021)                    (51,023)
                                                               ----------                    ----------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loans                                             276,900                             -                     353,800
 Repayments of loans                                              (6,900)                      (10,000)                    (43,800)
 Proceeds from convertible debentures                                  -                       880,557                   1,289,900
 Proceeds from warrants                                                -                             -                       2,500
 Proceeds from issuance of common stock                                -                             -                      51,890
 Proceeds from acquisition of subsidiary                               -                             -                     194,181
                                                               ----------                    ----------                ------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                    270,000                       870,557                   1,848,471
                                                               ----------                    ----------                ------------

    NET INCREASE (DECREASE) IN CASH                                6,536                       172,727                       9,006

    CASH at beginning of period                                    2,470                        78,386                           -
                                                               ----------                    ----------                ------------
    CASH at end of period                                        $ 9,006                     $ 251,113                 $     9,006
                                                               ==========                    ==========                ============
RECONCILIATION OF NET LOSS TO NET CASH
  USED BY OPERATING ACTIVITIES:

Net Loss                                                       $(396,072)                    $(264,197)                $(1,919,679)

Adjustments to reconcile net loss to net cash used by
 operating activities:
 Depreciation and amortization                                    39,936                        35,667                    134,938
 Accrued interest not paid                                        13,474                        37,127                     94,352
 Debt forgiveness                                                      -                      (450,000)                   (450,000)
 (Increase) decrease in assets:
   Employee receivables                                            5,719                        (5,719)                          -
   Prepaids                                                       (3,750)                      (44,833)                     (3,750)
  Increase (decrease) in liabilities:
   Accounts payable                                                8,618                         3,469                     207,152
   Accrued salaries                                               67,500                             -                     112,500
   Accrued payroll taxes                                           1,111                        32,677                      36,045
                                                               ----------                    ----------                ------------

    NET CASH USED BY OPERATING ACTIVITIES                      $(263,464)                    $(655,809)                $(1,788,442)
                                                               ==========                    ==========                ============

The accompanying notes are an integral part of these financial statements.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF ORGANIZATION

Solomon Alliance Group, Inc. was incorporated in the State of Arizona on October 25, 1996. The Company was incorporated for the purpose of seeking potential business ventures. The Company is classified as a development stage enterprise because it has had no significant operations since its inception. In 1998, the Company decided to target the emerging wireless data industry and on July 17, 1998 the Company acquired 100% of the common stock of Visual Link Wireless, Inc.
(VLW), which became a wholly owned subsidiary. VLW was a startup company in the wireless data industry focusing on applications for the mobile professional. On August 5, 1999, the Company acquired MPTG Communications, Inc., another startup company that designed wireless data devices for niche markets. During the fourth quarter of 1999 the Company was reorganized and is now repositioning itself to take advantage of new opportunities in the wireless industry. On March 8, 2000, the Company acquired 100% of the common stock of Madison Holdings, Inc., which became a wholly owned subsidiary.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts, transactions, and profits are eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2000, the Company had no cash equivalents.

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

           Computers and Equipment                                     5 years
           Office Furniture and Fixtures                               5 years

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
Six Months Ended June 30, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2000 there were no deferred tax assets or liabilities.

GOODWILL

The excess of acquisition cost over the fair value of net assets (goodwill) of Visual Link Wireless, Inc. (VLW), the Company's operating subsidiary, and Madison Holdings, Inc. (MHI), are being amortized using the straight-line method over 5 and 10 years, respectively. Management believes that there has been no impairment of the goodwill as reflected in the Company's consolidated financial statements as of June 30, 2000. The Company has adopted reduced periods of amortization reflecting the approximate utility of the purchased goodwill. VLW is subject to changes occurring in the high-tech communications industry and MHI's utility is limited to access to the capital markets. Cost in excess of net assets of VLW and MHI, net of amortization, was $188,366, and $332,696 as of June 30, 2000. Amortization for the three months ending June 30, 2000 and 1999 was $18,931 and $14,127, respectively.

EARNINGS PER SHARE

Basic net earnings (loss) per common share (EPS) is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon the conversion of debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The average shares outstanding for basic EPS during the second quarter of

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
Six Months Ended June 30, 2000 and 1999
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2000 and 1999, were 21,413,078 and 11,454,000, respectively; and, 21,143,567 and
11,454,000 for the six months ended June 30, 2000 and 1999.

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, and as of June 30, 2000, the Company's current liabilities exceeded its current assets by $717,276 and its total liabilities exceeded its total assets by $166,880. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs as well as the operating overhead. In addition, the Company has converted substantial debt to capital and is actively seeking additional capital resources. Management believes these factors will contribute toward achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE B - CAPITAL STOCK

The Company has entered into an agreement with a consultant to provide up to 500,000 shares of the Company's stock, in the form of warrants or options, for compensation of services which have been provided and are to be provided in the near future. The price to the consultant for these shares is $0.10 per share.

In connection with this agreement the Company has issued its warrant for 150,000 shares. The warrant expires on March 2, 2005. As of June 30, 2000, none of the shares under this warrant have been acquired.

NOTE C - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                          2000
                                                                          ----

Noncash Investing and Financing Activities:

         Conversion of Debentures to Common Stock                      $695,400

         Conversion of Accrued Interest to Common Stock               $  57,991

         Acquisition of Madison Holdings, Inc. in exchange for
         the Company's common stock                                    $337,200

NOTE D - RELATED PARTY TRANSACTIONS

As of June 30, 2000, the Company has borrowed $505,932 for its operations from an officer. Of this amount $343,712 is represented by direct loans to the Company and $163,024 is included in the Company's accounts payable. All loans and advances bear interest at 8% per annum. The amounts are due on demand and unsecured.