Form 10QSB
period 2000-09-30
SOLOMON ALLIANCE GROUP INC /AZ
filed 2000-11-14
CIK 1054730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2000

Commission file number: 0-29973

                          SOLOMON ALLIANCE GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

            ARIZONA                                     86-0843235
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                               3025 WINDWARD PLAZA
                                    SUITE 300
                              ALPHARETTA, GA 30005
                    (Address of principal executive offices)

                                 (770) 753-3130
                           (Issuer's telephone number)

                             MADISON HOLDINGS, INC.
                             39 BROADWAY, SUITE 2250
                            NEW YORK, NEW YORK 10006
                        (Former Name and Former Address)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,834,745 shares as of October 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on officer loans, convertible debenture issues and sale of securities to raise working capital to fund operations. At September 30, 2000 the company had $ 635 in cash.

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


SOLOMON ALLIANCE GROUP, INC.


By: 11/14/2000    /s/ Thomas I. Weston, Jr.
   ------------   -------------------------
Thomas I. Weston, Jr.
President

DATED: November 14, 2000

                  SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        Consolidated Financial Statements
                           September 30, 2000 and 1999

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

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000
(Unaudited)


ASSETS

CURRENT ASSETS
  Cash                                                                     $         635
  Prepaids                                                                         3,750
                                                                          --------------

        Total current assets                                                       4,385

PROPERTY AND EQUIPMENT - AT COST
  Furniture and office equipment, net of accumulated
    depreciation of $25,370                                                       45,545

OTHER ASSETS
  Goodwill, net of accumulated amortization of $132,045                          488,003
                                                                          --------------

                                                                           $     537,933
                                                                          ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                         $     172,418
  Accrued salaries                                                               146,250
  Accrued payroll taxes                                                           49,877
  Officer loans                                                                  390,839
  Note payable                                                                    50,000
                                                                          --------------

       Total current liabilities                                                 809,385
                                                                          --------------

LONG-TERM LIABILITIES
  Convertible debentures                                                           5,732

       Total long-term liabilities                                                 5,732
                                                                          --------------


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 23,448,116 shares issued and 21,839,745 outstanding               21,840
  Additional paid in capital                                                   1,760,959
  Deficit accumulated during development stage                                (2,059,983)
                                                                          --------------
                                                                                (277,184)
                                                                          --------------

                                                                           $     537,933
                                                                          ==============

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999,
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999, AND THE PERIOD FROM OCTOBER 25, 1996 (INCEPTION) TO SEPTEMBER 30, 2000
(Unaudited)

                                              January 1, 2000  January 1, 1999  July 1, 2000   July 1, 1999       October 25, 1996
                                                     to              to              to             to             (Inception) to
                                               September 30,    September 30,   September 30,  September 30,      September 30,
                                                    2000           1999             2000           1999               2000
                                              ---------------  ---------------  -------------  -------------      ----------------
REVENUE
  Sales                                         $           -   $       2,400    $          -  $          -         $     7,856

COST OF MERCHANDISE SOLD                                    -           2,035               -             -               6,989
                                                --------------  --------------   ------------- -------------       ------------

              Gross profit                                  -             365               -             -                 867
                                                --------------  --------------   ------------- -------------       ------------

EXPENSES
  Interest                                             25,762          50,449          11,409        20,927             107,394
  Depreciation and amortization                        62,413          53,340          22,477        17,673             157,415
  Selling and administrative                          448,201         948,035         106,418       297,982           2,249,080
                                                --------------  --------------   ------------- -------------        -----------
                                                      536,376       1,051,824         140,304       336,582           2,513,889
                                                --------------  --------------   ------------- -------------        -----------

              Loss from operations                   (536,376)     (1,051,459)       (140,304)     (336,582)         (2,513,022)


OTHER INCOME AND EXPENSE
  Interest income                                           -           1,213               -           533               3,039
                                                 ------------    ------------     -----------   -----------          ----------

              Loss before income tax expense
                and extraordinary item               (536,376)     (1,050,246)       (140,304)     (336,049)         (2,509,983)

INCOME TAXES                                                -               -               -             -                   -
                                                -------------   --------------   ------------- -------------   -----------------

              Loss before extraordinary item         (536,376)     (1,050,246)       (140,304)     (336,049)         (2,509,983)

EXTRAORDINARY ITEM:
  Gain on extinquishment of debt, less
    applicable tax                                          -         450,000               -             -             450,000
                                                --------------  --------------   ------------- -------------   -----------------

              Net loss                           $   (536,376)    $  (600,246)     $ (140,304)   $ (336,049)      $  (2,059,983)
                                                ==============  ==============   ============= =============   =================

EARNINGS (LOSS) PER COMMON SHARE:

              Loss before extraordinary item      $     (0.03)     $    (0.09)      $   (0.01)    $   (0.03)
              Extraordinary item                            -            0.04               -             -
                                                ==============  ==============   ============= =============
              Net loss                            $     (0.03)     $    (0.05)      $   (0.01)    $   (0.03)
                                                ==============  ==============   ============= =============

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999, AND THE PERIOD FROM OCTOBER 25, 1996 (INCEPTION) TO SEPTEMBER 30, 2000
(Unaudited)

                                                                                       October 25, 1996
                                                                                        (Inception) to
                                                                                         September 30,
                                                             2000            1999            2000
                                                             ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from sales                              $         -    $     2,400    $     7,856
  Interest income                                                 -          1,213          3,039
  Payments to vendors, suppliers and employees             (317,246)      (941,663)    (1,853,119)
                                                        -----------    -----------    -----------

        NET CASH USED BY OPERATING ACTIVITIES              (317,246)      (938,050)    (1,842,224)
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                              -        (42,020)       (51,023)
                                                        -----------    -----------    -----------

        NET CASH USED BY INVESTING ACTIVITIES                     -        (42,020)       (51,023)
                                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans                                       322,311         49,387        399,211
  Repayments of loans                                        (6,900)       (10,000)       (43,800)
  Proceeds from convertible debentures                            -        872,937      1,289,900
  Proceeds from warrants                                          -              -          2,500
  Proceeds from issuance of common stock                                         -         51,890
  Proceeds from acquisition of subsidiary                         -              -        194,181
                                                        -----------    -----------    -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES           315,411        912,324      1,893,882
                                                        -----------    -----------    -----------

        NET INCREASE (DECREASE) IN CASH                      (1,835)       (67,747)           635

        CASH at beginning of period                           2,470         78,386              -
                                                        -----------    -----------    -----------

        CASH at end of period                           $       635    $    10,639    $       635
                                                        ===========    ===========    ===========


RECONCILIATION OF NET LOSS TO NET CASH
     USED BY OPERATING ACTIVITIES:

Net Loss                                                $  (536,376)   $  (600,246)   $(2,059,983)

Adjustments to reconcile net loss to net cash used by
operating activities:
  Depreciation and amortization                              62,413         53,340        157,415
  Issuance of stock for services                             30,000              -              -
  Accrued interest not paid                                   15,29         53,276         96,171
  Debt forgiveness                                                -       (450,000)      (450,000)
  (Increase) decrease in assets:
  Employee receivables                                        5,719         (5,719)             -
  Prepaids                                                   (3,750)       (25,068)        (3,750)
  Increase (decrease) in liabilities:
  Accounts payable                                           (6,739)        66,284        191,795
  Accrued salaries                                          101,250        (56,250)       146,250
  Accrued payroll taxes                                      14,943         26,333         49,877
                                                        -----------    -----------    -----------

           NET CASH USED BY OPERATING ACTIVITIES        $  (317,246)    $ (938,050)   $(1,872,224)
                                                         ===========    ===========   ============

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2000 and 1999


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

CASH AND CASH EQUIVALENTS

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2000, the Company had no cash equivalents.

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

         Computers and Equipment                          5 years
         Office Furniture and Fixtures                    5 years

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
Nine Months Ended September 30, 2000 and 1999


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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2000 there were no deferred tax assets or liabilities.

GOODWILL

The excess of acquisition cost over the fair value of net assets (goodwill) of Visual Link Wireless, Inc. (VLW), the Company's operating subsidiary, and Madison Holdings, Inc. (MHI), are being amortized using the straight-line method over 5 and 10 years, respectively. Management believes that there has been no impairment of the goodwill as reflected in the Company's consolidated financial statements as of September 30, 2000. The Company has adopted reduced periods of amortization reflecting the approximate utility of the purchased goodwill. VLW is subject to changes occurring in the high-tech communications industry and MHI's utility is limited to access to the capital markets. Cost in excess of net assets of VLW and MHI, net of amortization, was $160,111, and $327,892 as of September 30, 2000. Amortization for the three months ending September 30, 2000 and 1999 was $18,931 and $14,127, respectively.

EARNINGS PER SHARE

Basic net earnings (loss) per common share (EPS) is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings
(loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon the conversion of debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The average shares outstanding for basic EPS during the third quarter of

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
Nine Months Ended September 30, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2000 and 1999, were 21,371,742 and 11,454,000, respectively; and, 21,591,393 and 11,454,000 for the nine months ended September 30, 2000 and 1999.

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, and as of September 30, 2000, the Company's current liabilities exceeded its current assets by $805,000 and its total liabilities exceeded its total assets by $277,184. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs as well as the operating overhead. In addition, the Company has converted substantial debt to capital and is actively seeking additional capital resources. Management believes these factors will contribute toward achieving profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE B - CAPITAL STOCK

The Company has entered into an agreement with a consultant to provide up to 500,000 shares of the Company's stock, in the form of warrants or options, for compensation of services which have been provided and are to be provided in the near future. The price to the consultant for these shares is $0.10 per share. As of September 30, 2000 the Company has issued 300,000 shares in connection with these services.

In connection with this agreement the Company has issued its warrant for 150,000 shares. The warrant expires on March 2, 2005. As of September 30, 2000, none of the shares under this warrant have been acquired.

NOTE C - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                      2000
                                                                      ----
Noncash Investing and Financing Activities:

        Conversion of Debentures to Common Stock                   $ 695,400

        Conversion of Accrued Interest to Common Stock             $  57,991

        Acquisition of Madison Holdings, Inc. in exchange for
        the Company's common stock                                 $ 337,200

        300,000 shares common stock issued for services            $  30,000

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
Nine Months Ended September 30, 2000 and 1999


NOTE D - RELATED PARTY TRANSACTIONS

As of September 30, 2000, the Company has borrowed $589,808 for its operations from an officer. Of this amount $390,839 is represented by direct loans to the Company and $52,719 is included in the Company's accounts payable. All loans and advances bear interest at 8% per annum. The amounts are due on demand and unsecured.