Form 10KSB
period 2000-12-31
SOLOMON ALLIANCE GROUP INC /AZ
filed 2001-04-13
CIK 1054730

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark one)
      /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

           OR

      / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-29973


                          SOLOMON ALLIANCE GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

            Arizona                                      86-0843235
           (State or other                            (I.R.S. Employer
           jurisdiction of                           Identification No.)
           incorporation)


                         3025 Windward Plaza, Suite 300
                              Alpharetta, GA 30005
               (Address of principal executive offices (zip code))

                                 (770) 753-3130
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/        No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB. / /

Issuer had no revenues for its most recent fiscal year.

As of March 31, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $4,500,000 based on the closing sale price of such common equity on that date, and based upon the estimated number of outstanding shares of common stock held by affiliates.

As of March 31, 2001, 22,664,745 shares of the issuer's common stock were outstanding and no shares of preferred stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:      None

Transitional Small Business Issuer Disclosure Format Yes  /  /      No /X/

FORWARD LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe." We believe that the expectations reflected in these forward looking statements are reasonable. However, we cannot assure you that these expectations will occur. Our actual performance could differ materially from these statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to release publicly any revisions to these forward looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the statements in those sections.

PART I
ITEM 1.   DESCRIPTION OF BUSINESS

Solomon Alliance Group, Inc. ("Sage" or the "Company") was incorporated in Arizona on October 25, 1996. We are a development stage company with plans to become a comprehensive end-to-end provider for voice and data communications solutions. We did not have any revenues in 2000. During 2000, we reformulated our business plan, worked with our auditors to produce audited financial statements for the Company, brought the Company into compliance with Securities and Exchange Commission regulations to maintain our listing as an OTC Bulletin Board listed company, engaged in discussions and negotiations with potential business partners and acquisition candidates, and acquired DRN, Inc., a reseller of telecommunications equipment. We plan to develop our business through our existing subsidiaries, strategic alliances and additional acquisitions.

HISTORY

Our Articles of Incorporation state that the Company initially intended to conduct a consulting business. The Company, however, never achieved any revenues from the limited business conducted by its founders. In May, 1998 Sage received approval to begin trading on the OTC Bulletin Board.

In July, 1998, our current president joined the Company and we acquired Visual Link Telecommunications, L.C., a company that developed communication solutions to satisfy the information needs of the real estate industry utilizing both the Internet and wireless data transmission technologies. The acquisition was accomplished through a merger of Visual Link into a wholly owned subsidiary of Sage. The resulting company, Visual Link Wireless, Inc. ("Visual Link"), has operated as "Knowledge2Go." Visual Link did not have any revenues in 2000 and does not presently have any employees.

In August, 1999, we acquired MPTG Communications, Inc. ("MPTG") through a merger of MPTG into Visual Link Wireless, Inc. MPTG designed wireless data communications hardware for niche markets.

On March 16, 2000, we acquired all of the issued and outstanding stock of Madison Holdings, Inc. ("Madison") through a stock exchange agreement, whereby the Madison stockholders received one share of our common stock for each outstanding share of Madison stock, and Madison became a wholly owned subsidiary of Sage. Upon the effectiveness of the share exchange, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, we became the successor issuer to Madison for reporting purposes under the Securities Exchange Act of 1934. At the time of the acquisition, Madison was a development stage company that did not conduct any business. Madison does not presently conduct any business.

On December 29, 2000, we acquired DRN, Inc. ("DRN"), a Delaware corporation, through a reverse merger pursuant to which a wholly subsidiary of Sage was merged into DRN, and DRN became a wholly owned subsidiary. DRN provides telecommunications network solutions dedicated to meeting the needs of growing technology companies. DRN provides its customers with many types of new and refurbished telecommunications equipment. DRN also provides hardware configuration, international installation, network design and integration services to assist its customers in building and maintaining profitable networks. By integrating the delivery of hardware and engineering services, DRN allows its customers to focus on other priorities such as developing their business and expanding or enhancing their communications infrastructure. In 2000, DRN had revenues over $1.6 million. All of our current revenues are derived from DRN's operations. DRN presently has no employees. Its operations are overseen by our Vice President of Sales.

As used through the remainder of this report, unless otherwise indicated, references to "Sage", "the Company", "us", "we", "our" and other related terms include Sage and its subsidiaries.

STRATEGY

Through our existing subsidiaries, strategic alliances and future acquisitions we plan to expand our offering of products and services to meet the varying needs of growing technology firms. A combination of strategic alliances and contracts will enable us to deliver a broad selection of wireless modems and other devices and to expand our potential sales capabilities. The acquisition of DRN has enabled Sage to provide fiber, satellite and wireless communications equipment supply, configuration and installation services. We would also like to be able to provide broadband wireless services to our customers, thereby enabling us to provide an end-to-end telecommunication solutions for our customers.

All of our current revenues derive from the products and services we offer through DRN. DRN provides of telecommunications network solutions dedicated to meet the needs of growing technology companies through its sale of terrestrial and satellite based communication infrastructure products and services. DRN sells a wide variety of new and refurbished telecommunications equipment, including VSAT equipment, multiplexers, modems, routers, and many types of network-access hardware. Services are an equally important focus of our business and DRN provides hardware configuration, international VSAT installation, network design and integration services which are critical to building and maintaining profitable networks. DRN plans to continue to act as a reseller of telecommunications equipment, offering competitive pricing to fulfill individual project needs for global network deployments, and as a key member of the "turn-key" integration team for a project by supplying the necessary equipment with professional installation and turn-up services. DRN plans to increase sales by hiring additional sales representatives, adding strategic partners and broadening its offering of products and services, including the lease of U.S. based equipment or telecommunications capacity to companies needing a U.S. presence.

Through Visual Link, which does not presently conduct any business, we plan to provide customized wireless data communications solutions for individual and business needs. We anticipate that Visual Link will sell wireless network products and services that can be used in a broad range of personal and business applications. These products and services would provide users of desktop, notebook and hand-held computing devices with fast, reliable, wireless access to the Internet, private intranets, local area networks, e-mail and other on-line services. Visual
Link presently has supply arrangements with several hardware suppliers to purchase equipment for resale. We plan to enter into additional supply agreements with leading suppliers of computing equipment and accessories, wireless modems and wireless network service providers. Visual Link plans to market its products and services through the internet, strategic partnerships and outside sales representatives. Visual Link does not presently have any employees.

In addition, we plan to diversify our product and service offerings by acquiring additional technologies, such as broadband. Our strategy includes looking for acquisition candidates in the telecommunications and wireless marketplace, although we also plan to pursue strategic alliances. We prefer the general strategy of acquisition rather than undertaking the high cost of research and development. For example, in December, 2000 we entered into a non-binding letter of intent to acquire Synoptel Corporation, a developer of proprietary equipment for broadband local multipoint distribution service ("LMDS"). Inasmuch as the parties are in the process of negotiating and have not executed a definitive purchase agreement, there can be no assurances that this transaction will be consummated.

In addition, the Company has entered into a Strategic Alliance Agreement with Denwa Communications, Inc. ("Denwa") to explore opportunities to jointly develop new domestic and international telecommunication business opportunities. Denwa, which was an affiliate of DRN prior to our acquisition of DRN, is an international telecommunications company. We are presently exploring two international telecommunications projects with Denwa which involve the sale of equipment and the provision of wireless services. There can be no assurances that any opportunities we explore, either with Denwa or on our own, will be successful.

Our future operating results will depend on many factors, including, but not limited to, demand for and acceptance of our products and services and our ability to integrate successfully technologies and businesses we may acquire in the future. In addition, our success will depend on our ability to: control costs; develop, market and deploy new products and services; and to build profitable revenue streams around those new products and services; manage the concentration of accounts receivable and other credit risks in large customers; and create and maintain satisfactory distribution and operations relationships with vendors.

We expect that we will incur significant expenses in advance of generating revenues and we expected to realize significant operating losses in the future. We also expect that we will incur significant legal and accounting costs in connection with the acquisition of new business opportunities, including the legal fees for preparing acquisition documentation, due diligence investigation costs, and the costs of preparing reports and filings with the Securities and Exchange Commission.

In June, 1999 we raised $500,000 from a sale of convertible debentures and warrants to GEM Advisors, Inc. Since that time, all of our other funding has been from loans from our president, Thomas I. Weston, Jr. We will need to raise additional funds through the sale of our equity or debt securities in private or public financings or through strategic partnerships in order to expand our business. The timing and amount of capital expenditures may vary significantly depending on numerous factors including market acceptance of our services, availability and financial terms of site agreements for Sage's network infrastructure, technological feasibility, availability of modems, and availability of sufficient management, technical, marketing and financial resources.

No assurance can be given that additional financing will be available when needed or that, if available, such funding can be obtained on favorable terms. Should Sage be unable to obtain additional financing, we may be required to scale back the planned deployment of our services and reduce capital expenditures, which would have a materially adverse effect on our business, financial condition and operating results.

We have been engaged in our current operations for only a short period of time. Because we are in an early stage of development, our business model is not proven, and there can be no assurances that we will be successful. Accordingly, our prospects are difficult to predict and may change rapidly.

CUSTOMERS

Our customers currently include domestic and international telecommunication companies or projects. These customers are split almost evenly between independent companies or those affiliated with our strategic partner, Denwa Communications, Inc. They are predominately small to medium size telecommunication companies providing voice or data services in foreign countries. Our customers generally buy products on an as needed basis due to expansion in capacity or geographic coverage and there are no long-term contracts. Currently, no single customer provides a significant portion of our revenues and the loss of any single customer would not materially affect the viability of the Company.

SUPPLIERS

We rely on approximately 25 vendors to supply the majority of our products, including Philips Communications & Equipment, Verestar, RevCom, Kent Datacomm, PairGain/ADC and Cisco Systems. We purchase products from our vendors on an as needed basis and we are not obligated to purchase any minimum amount of products from any one vendor. Our current vendor arrangements allow us to purchase products that are competitively priced. We do not rely on any one vendor for any of our products or services.

SALES AND MARKETING

In 2001, we intend to intensify our focus on selling and marketing our communications products and services. Specifically, our goals are to:

      -  develop new strategic partnerships;
      - use our current strategic and reseller arrangements to increase sales and brand name recognition of our products and services;
      - significantly enhance our marketing and public relations programs to create better awareness of our products and services among customers, industry analysts and create better awareness of our products and services among our customers and potential customers;
      -  develop our direct sales; and
      - continue to expand our product and service offerings to meet new customer requirements and lower our costs through improved vendor relationships.

Our ability to meet these objectives is subject to a number of risks and uncertainties, including our ability to develop significant new strategic relationships, to sell and market our products and services and develop market awareness of our products and services, and our ability to obtain financing.

As we add selected technologies that will complement our current offerings of products and services, we intend to expand our marketing and sales staff with a focus on revenue generation. We plan to use both internal sales personnel and external sales representatives.

Our ability to generate revenues will depend on our ability to market our products and services successfully. Although we expect to spend considerable resources on sales and marketing of our products and services (assuming that we can obtain adequate financing), there can be no assurances that these efforts will be successful. We expect that these expenses will continue to increase as we grow. If our sales and marketing efforts are inadequate and we are unable to build our visibility and brand name, our revenues will fall.

COMPETITION.

The communications industry is fast growing, highly competitive and rapidly evolving. Competition in the market for data and voice communication products and services is intensifying and a large number of companies in diverse industries are expected to enter the market.

Currently we are focusing our strategy on selling products and services to under served niche markets that are less economically viable for our competitors. These markets include telecommunication projects in emerging countries that have little or no functioning infrastructure and customers serving high growth markets where incumbent telecommunication providers can't satisfy the demand. Although these markets may eventually become attractive to our competitors, in the next few years these competitors will likely focus on the more lucrative opportunities offered by larger markets. We believe that markets in which operate will not be the focus of these competitors in the near future, which we hope will enable us to establish our products and services in these markets before other companies enter these markets.

The Company's financial results may be adversely affected by the actions of existing and future competitors that are much better funded than the Company, including the development of new technologies, the introduction of new products, and price reductions by such competitors to gain or retain market share. Any of these factors, if they occur, would likely cause our sales and revenues to fall. In addition, there are no barriers to entry into our market, and other entities better funded than us can enter our market and compete successfully against us.

EMPLOYEES

We currently have 2 full time employees. None of our subsidiaries presently has any employees. We rely heavily on the use of temporary contract employees and consultants to satisfy its other staffing needs. Management believes that it is more cost effective to contract skilled labor appropriate to each project on an as needed basis.

We are highly dependent members of our management, particularly Thomas I. Weston, Jr., our president (see Item 9), and the loss of his services might impede the achievement of our business objectives. Mr. Weston does not have an employment contract with Sage, nor do we have key man insurance on his life. As our business grows, we will need to recruit a significant number of management, technical and other personnel. Although we believe that we will be successful in attracting and retaining skilled and experienced personnel, there can be no assurance that we will be able to continue to attract and retain such personnel on acceptable terms.

INTELLECTUAL PROPERTY

Sage has no patents or trademarks and has not applied for any patents or trademarks. We believe that our intellectual property rights are at present best protected by maintaining control over their distribution and keeping them as trade secrets. We would prefer that one or more of the companies that we may acquire have patentable proprietary technology, though there can be no assurance that this will be the case or that we will be able to patent such technology successfully or successfully defend any patents we acquire.

While we require our employees, certain contractors, consultants, directors and parties to collaborative agreements to execute confidentiality agreements upon the commencement of their relationship with Sage, there can be no assurance that these agreements will not be breached, that they will provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information, or that our trade secrets will not otherwise become known or be independently discovered by our competitors.

Our commercial success will also depend in part on Sage not infringing the proprietary rights of others and not breaching technology licenses that cover technology used in our products. It is uncertain whether any third-party patents will require Sage to develop alternative technology or to alter its products or processes, obtain licenses, or cease certain activities. If any such licenses are required, there can be no assurance that Sage will be able to obtain such licenses on commercially favorable terms, if at all. Failure by Sage to obtain a license to any technology that we may require commercializing our products and services could have a material adverse effect on the Company. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued or licensed to Sage or to determine the scope and validity of third party proprietary rights.

ITEM 2.  DESCRIPTION OF PROPERTIES

We maintain shared administrative offices at 3025 Windward Plaza, Suite 300, Alpharetta, GA 30005. The Company leases these offices on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

We are not involved in any outstanding litigation, and we are not aware of any pending actions or claims against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fiscal quarter ended December 31, 2000.

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the OTC Bulletin Board, a service provided by the NASDAQ Stock Market Inc., under the symbol, "SAGE".

The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported by Standard & Poor's Comstock each quarterly period within the last two fiscal years on the OTC Bulletin Board. The prices are inter-dealer prices, do not include retail mark up, mark down or commission and may not necessarily represent actual transactions.


QUARTER ENDED      OPEN PRICE     HIGH PRICE    LOW PRICE      CLOSING PRICE
March, 1999          1.875          2.687          0.875          1.125
June, 1999           1.250          1.875          0.531          1.093
September, 1999      1.093          1.125          0.437          0.540
December, 1999       0.500          0.625          0.090          0.260
March, 2000          0.290          9.625          0.250          2.187
June, 2000           2.500          5.062          0.625          1.190
September, 2000      1.187          1.281          0.281          0.312
December, 2000       0.312          0.625          0.160          0.175

As of March 31, 2001, to our knowledge there were approximately 6,000 shareholders of record.

The market price of our common stock has been volatile and may be volatile in the future. Future announcements concerning Sage or our competitors, including technological innovations, new commercial products, status of network implementation, government regulations, proprietary rights or product or patent litigation, operating results and general market and economic conditions may have a significant impact on the market price of our common stock. In addition, any delays or difficulties in establishing or attracting customers are likely to result in pronounced fluctuations in the market price of our common stock.

DIVIDENDS

We have never paid dividends on our stock, and we do not anticipate paying any cash dividends in the foreseeable future. We intend to retain earnings to finance the growth and development of our business. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company as well as such other factors as the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

In July, 1998, we acquired Visual Link Telecommunications, L.C. ("VLT") through a merger of VLT into a wholly owned subsidiary of Sage. In exchange for their VLT shares, the five former VLT shareholders collectively received 6,000,000 shares of our common stock and warrant rights to purchase an additional 1,000,000 shares at an exercise price of $4.00 per share. Thomas I. Weston, Jr., who was a director and president of Sage at the time of the transaction, owned approximately 19.2 % of VLT and was an officer and director of VLT. Mark Bayliss, who also served as director and secretary of Sage following the transaction, owned approximately 69.2 % of VLT and was an officer and director of VLT.

In July, 1998 we issued to Thomas I Weston, Jr., who was a director and officer of Sage, a convertible promissory note. The amount of principal due under the note is the amount of funds advanced to the Company from time to time by Mr. Weston. The Note may be converted at any time, at Mr. Weston's option, into shares of our common stock at the lower of: (i) sixty-five percent (65%) of the closing high bid price of a share of our common stock on its principal market as of the trading day immediately prior to the Conversion Date, as that term is defined in the Note, (ii) one hundred percent (100%) of the lowest trading price of a share of our common stock on any day during the period at which there is any outstanding principal due under the Note, (iii) the lowest price or terms at which we sell our common stock to for cash or other convertible securities during the period at which there is any outstanding principal due under the Note (excluding any sales of common stock pursuant to any outstanding options, warrants or other rights to purchase our common stock), or (iv) $1.00 per share.

On June 25, 1999, we sold to GEM Advisors, Inc. $500,000 of convertible debentures and warrants to purchase up to 2,500,000 shares of common stock. The warrants had an exercise price of $0.01 per share and were exercised in June 1999. Between August and December, 1999, the convertible debentures were converted into approximately 3,391,629 shares of common stock at conversion prices ranging from $.106 to $.461 per share.

On July 7, 1999 we issued to LOSDOS, Inc. d/b/a/ Double Space options to purchase up to 350,000 shares of our common stock as partial consideration for financial advisory services rendered by Double Space under a letter agreement dated May 4, 1999. None of these options were ever exercised and all of these options have expired.

In August, 1999, we acquired MPTG Communications, Inc. through a merger of MPTG into Visual Link. The five former MPTG shareholders collectively received 5,000 shares of our common stock in exchange for their MPTG shares. Thomas I. Weston, Jr., who was a director and president of Sage at the time of the transaction, owned approximately 21.3 % of MPTG and was an officer and a director of MPTG. Mark Bayliss, who was an officer and director of Sage at the time of the transaction, owned approximately 52.9 % of MPTG and was an officer and a director of MPTG.

In March 1999, we issued options to purchase 200,000 shares of our common stock to Larry Rotkin, an employee, as part of his compensation. The options vested over a period of three years. Mr. Rotkin terminated his employment with us before any of the options vested.

In December, 1999, we offered the holders of outstanding MPTG convertible debentures the opportunity to exchange the outstanding principal and interest due and owing on the debentures for Sage common stock at a conversion price equal to eighty-five percent (85%) of the closing high bid price of the Sage common stock as of the trading day immediately prior to the conversion date or $1.00 per share, whichever was lower. Between December, 1999 and February, 2000, 44 holders of approximately $784,900 of MPTG convertible debentures accepted Sage's offer and converted their debentures into 3,889,116 shares of Sage common stock at conversion prices ranging from $0.187 to $1.000 per share.

On January 3, 2000, we entered into a Consulting Agreement and Compensation Plan (the "Plan") with David T. Shaheen, which provides for the issuance of options and warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.10 per share in lieu of cash fees. Between June and August, 2000, Mr. Shaheen was granted options and warrants to purchase up to 350,000 shares of our common stock for an exercise price of $0.10 per share. As of December 31, 2000, Mr. Shaheen had exercised 200,000 options. On December 29, 2000, Mr. Shaheen was elected to our Board of Directors. On January 2, 2001, Mr. Shaheen was granted the remaining 150,000 options under the Plan and he exercised all outstanding options and warrants. Sage accepted services provided by Mr. Shaheen as payment of the exercise price of the options and warrants issued under the Plan.

Pursuant to a Share Exchange Agreement dated March 8, 2000, Sage acquired all of the issued and outstanding capital stock of Madison Holdings, Inc. ("Madison") from the seven former shareholders of Madison in a pro rata exchange for an aggregate of 300,000 shares of our common stock. In consideration of consulting services rendered to Madison shareholders in the transaction, Mr. Shaheen received, from the Madison shareholders, 100,000 shares of Sage's common stock.

On December 29, 2000, we acquired DRN, Inc. ("DRN") by merging a subsidiary of the Company into DRN. An aggregate of 500,000 shares of our common stock was delivered at the closing, and the DRN shareholders may receive up to $1,500,000 of additional shares of common stock depending on the net revenue of DRN as of June 30, 2001 and December 31, 2001. Additional "bonus" shares will be issued if DRN meets certain net revenue and gross margin goals. The exact amount of the purchase price and exact number of shares to be issued will be adjusted, in part, upon the performance of DRN following the acquisition. There were five shareholders of DRN immediately prior to the merger, including Tyler Olkin, who became a Vice President of Sage on December 21, 2000 and Holger Dietze, who may become a director of Sage. All of the selling shareholders are affiliated with Denwa Communications, Inc., with whom we had previously executed a strategic alliance agreement. In addition, we agreed to issue to Raymond J. Stewart, in consideration for his services as a finder in the DRN transaction, common stock in an amount equal to five percent of the number of shares to be issued to the DRN selling shareholders.

We believe that each of the transactions was exempt from registration under the Securities Act of 1933 (the "Act") either pursuant to Section 4(2) of the Act, pursuant to Regulation D promulgated under the Act, pursuant to Section 3(a)(9) of the Act, or pursuant to Rule 701 under the Act. The resale of the shares issued to Mr. Shaheen has been registered on a Form S-8 filed with the Securities and Exchange Commission on August 29, 2000.

ITEM 6.  PLAN OF OPERATION

During the next twelve months, we plan to grow revenue by investing in our subsidiaries, acquiring new businesses and participating in joint ventures.

During the fiscal year ended December 31, 2000, DRN had revenues of approximately $1.6 million. Based upon historical trends, we expect that DRN will increase its revenues during 2001 and will remain profitable. DRN plans to continue to act as a reseller of telecommunications equipment, offering competitive pricing to fulfill individual project needs for global network deployments, and as a key member of the "turn-key" integration team for a project by supplying the necessary equipment with professional installation and turn-up services. DRN plans to increase sales by hiring sales representatives, adding strategic partners and broadening its offering of products and services., including the lease of U.S. based equipment or telecommunications capacity to companies needing a U.S. presence. The addition of a leasing segment to its business will require additional capital expenditures to grow DRN's installed base of equipment.

We plan to relaunch Visual Link's business under the Knowledge2Go brand in the year 2001. We plan to enter into supply agreements with leading suppliers of computing equipment and accessories, wireless modems and wireless network service providers and to market our products and services through the internet, strategic partnerships and outside sales representatives. Visual Link is expected to generate revenues but is not expected to be profitable for some time as it establishes itself in its market.

We also plan to pursue acquisitions of compatible companies that will enhance our product and service offerings and to enter into joint ventures to market our products and services. Future acquisitions or joint ventures may not generate short-term profits due to upfront expenses required to capitalize on the opportunities.

The expectation is that Sage will see continued growth in revenues and a potential for long term profitability, but that for the immediately foreseeable future we will not, on a consolidated basis, make a profit.

As of December 31, 2000 the Company had $18,842 cash available. Due to the substantial losses we incurred during the fiscal year ended December 31, 2000 and the current projected future operating losses, we will require new sources of funding in the form of equity or debt financing in order to execute our current business plan. We will be seeking additional financing, and the Board of Directors may authorize additional debt or stock sale at any time that it decides that we should obtain additional capital for operations, to grow or for any other reason. There can be no assurances that we will be able to obtain any such additional capital or that the cost of such capital would be favorable to the Company. Any such issuance of additional common stock or preferred stock would dilute the shareholders' ownership interest in the Company. However, there is no certainty that additional financing of any kind will be forthcoming in amounts sufficient to allow the company to continue to operate its business.

Sage does not presently plan to engage in any substantial product research and development. However, the technologies of our existing products and services may require product development expenditures to meet the individual specifications of some of our customers. In addition, Sage is actively pursuing new opportunities, such as the possible acquisition of

Synoptel and participation in joint ventures, that may require significant investment, and we may be required to fund product research and development activities associated with those opportunities.

Sage expects that the number of employees will rise proportionately with the increase in activities of each subsidiary along with the addition of administrative staff required to support the subsidiaries. The timing and number of employees added will depend upon the success and growth of each subsidiary's business and the availability of funds for business expansion.

ITEM 7.   FINANCIAL STATEMENTS

The Company's financial statements and the report of Stokes & Company, P.C., independent certified public accountants with respect thereto, appear elsewhere in this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Sage has replaced Madison's auditors, Cohen & Kameny CPAs PLCC, and used its own auditors, Stokes & Company, P.C., as the Company's principal independent accountant for the fiscal year ended December 31, 1999 and December 31, 2000. Cohen & Kameny's report on Madison's financial statements for fiscal year September 30, 1999 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles.

The Company's decision use Stokes & Company, P.C. and not Cohen & Kameny was approved by the Company's Board of Directors. There were no disagreements with Madison's former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which if not resolved would have caused Madison's former accountant to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information concerning directors, executive officers and significant employees of the Company, including their ages and positions with the Company as of March 31, 2001.


NAME                            AGE               POSITION
Thomas I. Weston, Jr.           44                Director, President and Treasurer
David T. Shaheen                46                Director and Secretary
Tyler B. Olkin                  29                Vice President of Sales

Thomas I. Weston, Jr.
Mr. Weston was elected to the Company's Board of Directors and became the President and Treasurer of the Company in June 1998. Prior to Sage, he served from 1996 to 1998 as Corporate Controller for Hayes Corporation, a company that designed, manufactured and marketed computer communication products worldwide, and from 1989 to 1995 as Chief Financial Officer of Cooper Industries' Abex Friction Products Group, an international manufacturer of brake friction materials. Mr. Weston earned an MBA from the Owen Graduate School of Management at Vanderbilt University.

David T. Shaheen, Esq..
Mr. Shaheen was elected to the Company's Board of Directors on December 29, 2000 and was elected as secretary on January 2, 2001. Mr. Shaheen currently serves as Chief Executive Officer and as a director of ReptheNet.com, a manufacturer's representative group with a network of approximately 125 independent sales agents in the United States and abroad. Mr. Shaheen, a business attorney with over fifteen years experience, has practiced in the areas of corporate, financial transaction and securities law. He has been a shareholder in the law firm of Babirak, Albert, Vangellow & Shaheen, P.C. since 1999 and previously was associated with Scibelli & Shaheen, L.L.P from mid-1997 through May 1999. Prior to that, Mr. Shaheen was a sole practitioner and also was a partner in Bayh, Connaughton & Malone, P.C. Mr. Shaheen served as our counsel during 1999 and was consultant to the Company in 2000. Mr. Shaheen serves on the Board of Directors of The Bar Association of the District of Columbia and on that Board's Executive Committee as Chairman of Long-Range Planning. He also serves as the Chairman of the Corporate Law Committee. Mr. Shaheen graduated from the University of Notre Dame, cum laude and received his Juris Doctor degree from the National Law Center of George Washington University in Washington, D.C. in 1985.

Tyler B. Olkin.
Mr. Olkin joined the Company in December, 2000 prior to the Company's acquisition of DRN. Prior to joining the Company, Mr. Olkin served as Sales and Operations Manager of Denwa Communications, Inc. Mr. Olkin held various management positions at Enterprise Rent-A-Car from 1997 until joining Denwa in 1999. From 1994 to 1997, Mr. Olkin worked in the restaurant industry as an Expediter for That's Amore Restaurant. Mr. Olkin graduated from the University of Pittsburgh in 1993 with a Bachelor of Science in Psychology.

Pursuant to our Bylaws and the Arizona Business Corporation Act, directors serve until the annual shareholders' meeting following their election. However, despite the expiration of a director's term, a director continues to hold office until the director's successor is elected and qualifies, or until the director resigns or is removed. Sage has not held a meeting of its shareholders since at least July 1998.

Mr. Weston and Mr. Shaheen each failed to file his respective Form 3 in a timely manner as required under Section 16(a) of the Securities Exchange Act of 1934 after he became subject to the Section 16(a) reporting requirements for Sage.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services with respect to our President, who was the only officer or director of Sage who was entitled to compensation in an amount in excess of $100,000 in fiscal year 2000.


     Name and Principal Position                 Annual Compensation
                                 Year         Salary($)        Bonus ($)
                                 ----         ---------        ---------
     Thomas I. Weston, Jr.       2000         $135,000 (1)         0
     President, Director         1999         $135,000 (2)         0
       and Treasurer             1998         $135,000             0

(1) None of Mr. Weston's salary was paid to him in fiscal year 2000. The amounts owed to him as salary for fiscal year 2000 are included in the outstanding principal due and owing under the convertible promissory note issued to Mr. Weston. (See Item 12)
(2) Only $90,000 of the salary owed to Mr. Weston for fiscal year 1999 was paid to him. The remaining $45,000 is included in the outstanding principal due and owing under the convertible promissory note issued to Mr. Weston. (See
     Item 12)

EMPLOYMENT AGREEMENTS

In December, 2000 Sage entered into an employment agreement with Tyler Olkin. The agreement provides that Mr. Olkin shall serve as our Executive Vice President of Sales for a period of one year for a base salary of $78,000 per year. The agreement automatically renews for five successive one year terms unless renegotiated or otherwise terminated earlier. In addition Mr. Olkin is eligible to participate in any benefit plans and any equity plans of the Company. If Mr. Olkin's employment is terminated by Sage without "cause" (as defined in the agreement), he is entitled to the payment of his base salary for the remainder of the employment term.

We do not have an employment agreement with Mr. Weston.

DIRECTORS COMPENSATION

The directors have not received compensation for their duties as such, and we have no current plans to compensate directors for serving on the board.

BENEFIT PLANS

No retirement, pension, profit sharing, or stock option or other equity plans, or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

LIMITATION ON DIRECTORS LIABILITY; INDEMNIFICATION

Arizona law authorizes an Arizona corporation to indemnify its officers and directors against claims or liabilities arising out of such person's conduct as officers or directors if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the Company. Our corporate documents limit the liability of our directors and provide for the indemnification of our officers and directors. Our
Articles of Incorporation and Bylaws provide that the Company shall indemnify its officers, directors, agents, and employees to the fullest extent allowed by Arizona law. In addition, our Articles of Incorporation provide that to the fullest extent permitted by Arizona law, our directors shall not be monetarily liable to our shareholders for monetary damages for any action taken or any failure to take any action as a director. As a result, the Company's shareholders will be severely restricted in the event that they seek recompense for the Company for any improper action of management.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table contains information regarding the shareholdings of the Company's current directors and executive officers and those persons or entities who beneficially own more than 5% of the Company's common stock, which is the only outstanding class of stock:


                                      Amount of Common Stock      Percent of Common Stock
                                      Beneficially Owned          Beneficially Owned(1)
                                      ----------------------      -----------------------
Directors and Officers
Thomas I. Weston, Jr.                     10,611,865(2)                32.88%(2)
President, Treasurer and Director

David Shaheen, Director and Secretary        529,700                    2.34%

Tyler Olkin, Vice President                   38,000                    0.17%
Of Sales

All current directors and officers
as a group (3 Persons)                    11,179,565                   34.64%

Owners of more than 5% of outstanding
common stock

Mark E. Bayliss                            3,464,798(3)               14.83%(3)
Master Q & Company Limited                 1,449,662                    6.40%
GEM Global Yield Fund Limited/
Rick Joshi                                    N/A(4)                  N/A(4)
-------------

(1)  Based on 22,664,745 shares issued and outstanding as of March 31,2001
(2) Includes 192,000 shares of common stock issuable upon the exercise of warrants to purchase common stock and 9,418,800 shares of common stock issuable upon the conversion of a convertible promissory note (calculated based on a conversion as on March 31, 2001 of the outstanding principal and interest due as of March 31, 2001) (See Item 12).
(3)  Includes warrants to purchase up to 692,000 shares.
(4) Information has not been provided to the Company by this shareholder. The Company believes that the majority of shares controlled by these parties have been held in "street name." The Company believes that GEM Global Yield Fund Limited, which purchased from GEM Advisors, Inc. the Sage convertible debentures and warrants that we issued to

     GEM Advisors, Inc. in 1999 (see Item 5, "Recent Sales of Unregistered Securities"), received, together with its affiliate at the time, Rick Joshi, 5,891,629 shares of our outstanding common stock upon the conversion of the debentures and exercise of the warrants and may still control in excess of 5% of our shares.

ITEM 12.   CERTAIN RELATIONSHIPS AND TRANSACTIONS.

Strategic Alliance Agreement With Denwa Communications, Inc.
In December, 2000 the Company entered into a Strategic Alliance Agreement with Denwa Communications, Inc. ("Denwa"). Denwa is an international telecommunications systems design, implementation and management company. The principals of Denwa, including Tyler Olkin, our Vice President of Sales, were also the principals of DRN, and, pursuant to the terms of the DRN merger agreement, Holger Dietze of Denwa may serve on our Board of Directors. Under the Strategic Alliance Agreement, Sage and Denwa agree to identify selected projects and business ventures to pursue and develop on mutually beneficial terms.

Acquistion of DRN
On December 29, 2000, we acquired DRN, Inc. ("DRN") by merging a subsidiary of the Company into DRN. Tyler Olkin, who became Vice President Sales of Sage on December 21, 2000, owned approximately 8% of DRN.

Acquisition of MPTG
In August, 1999, we acquired MPTG Communications, Inc. through a merger of MPTG into Visual Link. Thomas I. Weston, Jr., who was a director and president of Sage at the time of the transaction, owned approximately 21.3 % of MPTG and was an officer and a director of MPTG. Mark Bayliss, who was an officer and director of Sage at the time of the transaction, owned approximately 52.9 % of MPTG and was an officer and a director of MPTG.

Weston Convertible Promissory Note
Thomas I. Weston, Jr., who is President and a Director of Sage, has from time to time as needed advanced funds to the Company under the terms of a Convertible Promissory Note (the "Note") entered into in July 1998. The principal due under the note is the amount of funds advanced to the Company from time to time by Mr. Weston. As of March 31, 2001, there is approximately $847,692 of principal and interest outstanding under this Note. The note bears interest at an annual rate of eight percent (8%). The Note may be converted at any time, at Mr. Weston's option, into shares of our common stock at the lower of: (i) sixty-five percent (65%) of the closing high bid price of a share of our common stock on its principal market as of the trading day immediately prior to the Conversion Date, as that term is defined in the Note, (ii) one hundred percent (100%) of the lowest trading price of a share of our common stock on any day during the period at which there is any outstanding principal due under the Note, (iii) the lowest price or terms at which we sell our common stock to for cash or other convertible securities during the period at which there is any outstanding principal due under the Note (excluding any sales of common stock pursuant to any outstanding options, warrants or other rights to purchase our common stock), or (iv) $1.00 per share.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits


2.1      Share Exchange Agreement between Solomon Alliance Group, Inc. and the
         Shareholders of Madison Holdings Inc., dated March 8, 2000
         (incorporated by reference to Exhibit 2.1 to Form 8-K, filed March 10,
         2000)

3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed March 10, 2000)

3.2      Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Form
         8-K, filed March 10, 2000)

10.1     Employment Agreement dated December 21, 2000 by and between Solomon
         Alliance Group, Inc. and Tyler Olkin

16.1     Letter re Change in Certifying Accountant (incorporated by reference to
         Exhibit 16.1 to Form 8-K, No. 000-29973, filed March 10, 2000)

21.1     List of Subsidiaries of Solomon Alliance Group, Inc.

23.1     Consent of Accountants

27.1     Financial Data Schedule

99.1     Merger Agreement dated as of December 22, 2000 by and among (i) Holger
         Dietze, Trevor Dearman, Sossina Tafari, Lijun Niu and Tyler Olkin, (ii)
         DRN Inc., (iii) Solomon Alliance Group, Inc., and (iv) Solomon
         Acquisition Corp. (incorporated by reference to Exhibit 99.1 to Form
         8-K, filed January 8, 2001)

99.2     Audited financial statements of DRN, LLC as of December 22, 2000 and
         December 31, 1999 (incorporated by reference to Exhibit 99.2 to Form
         8-K/A, filed March 13, 2001).

99.3 Consulting Agreement and Compensation Plan dated December 5, 2000 by and between Solomon Alliance Group, Inc. and Raymond J. Stewart

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-KSB and has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SOLOMON ALLIANCE GROUP, INC.


                           By: /S/  THOMAS I. WESTON, JR.
                              ---------------------------
                                    Thomas I. Weston, Jr.
                           President, Principal Executive Officer

                           Date:  April 13, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.


Signature                         Title                            Date
---------                         -----                            ----
/S/  THOMAS I. WESTON, JR.        President, Principal             April 13, 2001
--------------------------        Executive Officer,
                                  Principal Accounting Officer
                                  and Director


/S/ DAVID T. SHAHEEN              Director                         April 13, 2001
---------------------------

                  SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        Consolidated Financial Statements
                                       and
                          Independent Auditor's Report

                           December 31, 2000 and 1999

                                    CONTENTS

                                                                PAGE
                                                                ----
INDEPENDENT AUDITOR'S REPORT                                      3

FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                      4

  Consolidated Statements of Operations                           5

  Consolidated Statements of Changes in
   Stockholders' Equity (Deficit)                                 6

  Consolidated Statements of Cash Flows                           7

  Notes to Financial Statements                               8 - 17

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Solomon Alliance Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Solomon Alliance Group, Inc. and Subsidiaries (a development stage enterprise) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. We did not audit the financial information contained in the consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the period beginning with the Company's inception, October 25, 1996, through December 31, 1997 included in the inception through December 31, 2000 period. That information was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period of the Company's inception, October 25, 1996, through December 31, 1997, is based solely on the report of the other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solomon Alliance Group, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and from October 25, 1996 (inception), to December 31, 2000, in conformity with generally accepted accounting principles.

/s/ STOKES & COMPANY, P.C.
--------------------------

STOKES & COMPANY, P.C.
Washington, D.C.

March 1, 2001

 SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE ENTERPRISE)
 CONSOLIDATED BALANCE SHEETS
 DECEMBER 31, 2000 AND 1999

                                                                                   2000           1999
                                                                                   ----           ----
ASSETS

CURRENT ASSETS
  Cash                                                                         $    18,842    $     2,470
  Accounts receivable                                                              189,147              -
  Other receivable                                                                   7,012              -
  Employee receivables                                                                   -          5,719
  Prepaids                                                                           3,750              -
  Inventory                                                                         89,383              -
                                                                               -----------    -----------

        Total current assets                                                       308,134          8,189

PROPERTY AND EQUIPMENT - AT COST
  Furniture and office equipment, net of accumulated
    depreciation of $29,129 and $14,946                                             41,785         55,968

OTHER ASSETS
  Goodwill, net of accumulated amortization of $150,977 and $80,056                469,072        202,493
                                                                               -----------    -----------

        Total assets                                                           $   818,991    $   266,650
                                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                             $   241,076        140,437
  Accrued salaries                                                                 180,000         45,000
  Accrued payroll taxes                                                             63,709         34,934
  Other accrued expenses                                                            31,382              -
  Officer loans                                                                    487,565        100,673
  Note payable                                                                      50,000         50,000
                                                                               -----------    -----------

       Total current liabilities                                                 1,053,732        371,044

LONG-TERM LIABILITIES
  Convertible debentures                                                             5,834        757,305
  Deferred acquisition credit                                                      100,437              -
                                                                               -----------    -----------

        Total liabilities                                                        1,160,003      1,128,349

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value; 100,000,000 shares authorized; 22,339,745 shares issued and outstanding at December 31, 2000
    18,959,000 shares issued and 17,350,629 outstanding at December 31, 1999        22,340         17,351
  Additional paid in capital                                                     1,854,209        644,557
  Retained deficit                                                              (2,217,561)    (1,523,607)
                                                                               -----------    -----------
                                                                                  (341,012)      (861,699)
                                                                               -----------    -----------

        Total liabilities and stockholders' equity                             $   818,991    $   266,650
                                                                               ===========    ===========

The accompanying notes are an integral part of these financial statements.

 SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE ENTERPRISE)
 CONSOLIDATED STATEMENTS OF OPERATIONS
 YEARS ENDED DECEMBER 31, 2000 AND 1999, AND THE PERIOD
 FROM OCTOBER 25, 1996 (INCEPTION) TO DECEMBER 31, 2000

                                                                                    October 25, 1996
                                                                                     (Inception) to
                                                                                      December 31,
                                                              2000        1999            2000
                                                              ----        ----            ----
REVENUE
  Sales                                                   $       -    $     2,400    $     7,856

COST OF MERCHANDISE SOLD                                          -          2,035          6,989
                                                          ---------    -----------    -----------
                Gross profit                                      -            365            867
                                                          ---------    -----------    -----------
EXPENSES
  Interest                                                   38,782         72,254        120,414
  Depreciation and amortization                              85,104         68,781        180,106
  Selling, general, and administrative                      570,068      1,103,635      2,370,947
                                                          ---------    -----------    -----------
                                                            693,954      1,244,670      2,671,467
                                                          ---------    -----------    -----------
                Loss from operations                       (693,954)    (1,244,305)    (2,670,600)


OTHER INCOME AND EXPENSE
  Interest income                                                 -          1,221          3,039
                                                          ---------    -----------    -----------
                Loss before income tax expense
                  and extraordinary item                   (693,954)    (1,243,084)    (2,667,561)

INCOME TAXES                                                      -              -              -
                                                          ---------    -----------    -----------
                Loss before extraordinary item             (693,954)    (1,243,084)    (2,667,561)

EXTRAORDINARY ITEM:
  Gain on extinquishment of debt, less applicable tax             -        450,000        450,000
                                                          ---------    -----------    -----------
                Net loss                                  $(693,954)   $  (793,084)   $(2,217,561)
                                                          =========    ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE:

                Loss before extraordinary item            $   (0.03)   $     (0.09)
                Extraordinary item                                -           0.03
                                                          ---------    -----------
                Net loss                                  $   (0.03)   $     (0.06)
                                                          =========    ===========

The accompanying notes are an integral part of these financial statements.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FROM OCTOBER 25, 1996 (INCEPTION) TO DECEMBER 31, 2000

                                                                Common Stock           Additional      Retained
                                                         --------------------------     Paid-in        Earnings
                                                            Shares         Amount       Capital        (Deficit)      Total
                                                         -----------    -----------   -----------    ------------  ------------
Balance, December 31, 1997                                 5,454,000    $     5,454   $    46,436    $   (51,782)   $       108

      Common stock issued for the acquisition
        of Visual Link Wireless, Inc.                      6,000,000          6,000             -              -          6,000

      Net Loss                                                     -              -             -       (678,741)      (678,741)
                                                         -----------    -----------   -----------    -----------    -----------
Balance, December 31, 1998                                11,454,000         11,454        46,436       (730,523)      (672,633)

      Common stock issued as collateral for
       convertible debentures                              1,608,371              -             -              -              -

      Common stock issued for conversion of
        convertible debentures                             3,391,629          3,392       500,594              -        503,986

      Subscribed common stock                                      -              -        97,532              -         97,532

      Common stock issued for exercised warrants           2,500,000          2,500             -              -          2,500

      Common stock issued for the acquisition
        of MPTG Communications, Inc.                           5,000              5            (5)             -              -

      Net Loss                                                     -              -             -       (793,084)      (793,084)
                                                         -----------    -----------   -----------    -----------    -----------
Balance, December 31, 1999                                18,959,000         17,351       644,557     (1,523,607)      (861,699)

      Subscribed common stock converted                      414,014            414             -              -            414

      Common stock issued for conversion of                3,475,102          3,475       749,502              -        752,977
        convertible debentures

      Common stock issued for acquisition of
        Madison Holdings, Inc.                               300,000            300       337,200              -        337,500

      Common stock issued for consulting services            300,000            300        29,700              -         30,000

      Refund of common stock issued as collateral         (1,608,371)             -             -              -              -

      Common stock issued for acquisition of DRN, Inc.       500,000            500        93,250              -         93,750

      Net Loss                                                     -              -             -       (693,954)      (693,954)
                                                         -----------    -----------   -----------    -----------    -----------
Balance December 31, 2000                                 22,339,745    $    22,340   $ 1,854,209    $(2,217,561)   $  (341,012)
                                                         ===========    ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

 SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE ENTERPRISE)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 YEARS ENDED DECEMBER 31, 2000 AND 1999, AND THE PERIOD
 FROM OCTOBER 25, 1996 (INCEPTION) TO DECEMBER 31, 2000

                                                                                                          October 25, 1996
                                                                                                           (Inception) to
                                                                                                            December 31,
                                                                                   2000         1999            2000
                                                                                   ----         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from sales                                                    $         -    $     2,400    $     7,856
  Interest income                                                                       -          1,221          3,039

  Payments to vendors, suppliers and employees                                   (389,315)      (900,573)    (1,875,188)
                                                                              -----------    -----------    -----------
        NET CASH USED BY OPERATING ACTIVITIES                                    (389,315)      (896,952)    (1,864,293)
                                                                              -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                    -        (42,021)       (51,023)
                                                                              -----------    -----------    -----------
        NET CASH USED BY INVESTING ACTIVITIES                                           -        (42,021)       (51,023)
                                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans                                                             393,792              -        413,792
  Repayments of loans                                                              (6,900)       (20,000)       (36,900)
  Proceeds from convertible debentures                                                  -        880,557      1,289,900
  Proceeds from warrants                                                                -          2,500          2,500
  Proceeds from issuance of common stock                                                -              -         51,890
  Proceeds from acquisition of subsidiary                                          18,795              -        212,976
                                                                              -----------    -----------    -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                 405,687        863,057      1,934,158
                                                                              -----------    -----------    -----------
        NET INCREASE (DECREASE) IN CASH                                            16,372        (75,916)        18,842

        CASH at beginning of year                                                   2,470         78,386              -
                                                                              -----------    -----------    -----------
        CASH at end of year                                                   $    18,842    $     2,470    $    18,842
                                                                              ===========    ===========    ===========

RECONCILIATION OF NET LOSS TO NET CASH
     USED BY OPERATING ACTIVITIES:

Net Loss                                                                      $  (693,954)   $  (793,084)   $(2,217,561)

Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                    85,104         68,781        180,106
  Issuance of stock for services                                                   30,000              -         30,000
  Accrued interest not paid                                                         1,920         62,563         73,862
  Debt forgiveness                                                                      -       (450,000)      (450,000)
  (Increase) decrease in assets:
    Employee receivables                                                            5,719         (5,719)             -
    Prepaids                                                                       (3,750)        14,167         (3,750)
  Increase (decrease) in liabilities:
    Accounts payable                                                               (5,241)       113,769        151,556
    Accrued salaries                                                              135,000        (11,250)       180,000
    Accrued payroll taxes                                                          28,775         34,057         63,709
    Other accrued expenses                                                         27,112              -         27,112
    Officer loans                                                                       -         69,764        100,673
                                                                              -----------    -----------    -----------
        NET CASH USED BY OPERATING ACTIVITIES                                 $  (389,315)   $  (896,952)    (1,864,293)
                                                                              ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF ORGANIZATION

Solomon Alliance Group, Inc. was incorporated in the State of Arizona on October 25, 1996. The Company was incorporated for the purpose of seeking potential business ventures. The Company is classified as a development stage enterprise as it has had no significant operations since its inception.

In 1998, the Company targeted the emerging wireless data industry and on July 17, 1998 acquired 100% of Visual Link Telecommunications, L.C. through a merger of Visual Link into a wholly owned subsidiary of the Company, which changed its name to Visual Link Wireless, Inc. (VLW), as part of the merger. VLW, which was incorporated in the state of Virginia, was a startup company in the wireless data industry focusing on applications for the mobile professional.

On August 5, 1999, the Company acquired MPTG Communications, Inc. (MPTG), another startup company that designed wireless data devices for niche markets, through a merger of MPTG into VLW. During the fourth quarter of 1999 the Company was reorganized and has repositioned itself to take advantage of new opportunities in the communications industry.

On March 8, 2000, the Company acquired 100% of the common stock of Madison Holdings, Inc. (MHI), which became a wholly owned subsidiary. MHI is incorporated in the state of Delaware.

On December 29, 2000, the Company acquired 100% of the common stock of DRN, Inc. (DRN), which became a wholly owned subsidiary. DRN is a value-added reseller of telecommunications equipment and is incorporated in the state of Delaware.

Solomon's subsidiary, VLW, is positioning itself to be a premier wireless data solutions provider in the new and rapidly expanding wireless data market. Under the Knowledge2Go brand, it focuses on integrated wireless Internet products and services for both the business to business and personal use markets. In addition, Solomon plans to expand into other segments of the industry through selected acquisitions and joint ventures.

GENERAL POLICY FOR ACCOUNTING FOR BUSINESS COMBINATIONS, ALLOCATION OF PURCHASE PRICE, AND ACQUISITION CONTINGENCIES

The Company assesses each business combination to determine whether the pooling of interests or the purchase method of accounting is appropriate. For those business combinations accounted for under the pooling of interests method, the financial statements are combined with those of the Company at their historical amounts, and, if material, all periods presented are restated as if the combination occurred on the first day of the earliest year presented. For those acquisitions accounted for using the purchase method of accounting, the Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies but does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation, and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
December 31, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GENERAL POLICY FOR ACCOUNTING FOR BUSINESS COMBINATIONS, ALLOCATION OF PURCHASE PRICE, AND ACQUISITION CONTINGENCIES (CONTINUED)

After the allocation period, the effect of changes in such contingencies is included in the results of operations in the period in which the adjustments are determined.

In certain business combinations, the Company agrees to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels. Contingent payments, when incurred, are recorded as purchase price adjustments or compensation expense, as appropriate, based on the nature of each contingent payment.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts, transactions, and profits are eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2000 and 1999, the Company had no cash equivalents.

ACCOUNTS RECEIVABLE

The Company records an allowance for doubtful accounts receivable. The December 31, 2000 accounts receivable presented in these financial statements resulted from the Company's recently acquired subsidiary, DRN, and represents management's estimate of their net realizable value at the date of acquisition.

INVENTORIES

Inventories are stated at the lower of cost (FIFO) or market. Inventories consist primarily of components and subassemblies of finished products held for sale. Rapid technological change and new product introductions and enhancements could result in excess or obsolete inventory. To minimize this risk, the Company evaluates inventory levels and expected usage, on a periodic basis, and records adjustments as required.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for major additions and improvements of $1,000 or more are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
December 31, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PROPERTY AND EQUIPMENT (CONTINUED)

The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

          Computers and Equipment                     5 years
          Office Furniture and Fixtures               5 years

USE OF ESTIMATES

Preparing the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2000 and 1999 there were no deferred tax assets or liabilities.

GOODWILL

The excess of acquisition costs over the fair value of businesses acquired is being amortized over five to ten years using the straight-line method. Management believes that there has been no impairment of the goodwill as reflected in the Company's consolidated financial statements of December 31, 2000 and December 31, 1999. The Company has adopted reduced amortization periods reflecting the approximate utility of the purchased goodwill. The subsidiaries are subject to changes occurring in the high-tech communications industry. Cost in excess of net assets, net of amortization, was $469,072 as of December 31, 2000 and $202,493 as of December 31, 1999. Amortization expense for the years ended December 31, 2000 and December 31, 1999 was $70,921 and $56,510, respectively.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
December 31, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DEFERRED ACQUISITION CREDIT

The Company purchased a wholly owned subsidiary, DRN, Inc., for a cost that was below the fair value of the subsidiary's net assets at the date of acquisition. The difference, deferred acquisition credit, represents the unallocated portion of the excess of net assets acquired over cost of the subsidiary. The deferred acquisition credit for the purchase was $100,437. Management expects contingent incentive payments to eliminate the credit by the end of 2001, as further discussed in Note B below.

EARNINGS PER SHARE

Basic net earnings (loss) per common share (EPS) is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings
(loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon the conversion of warrants, options, or debt. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The weighted average shares outstanding for basic EPS during 2000 and 1999, were 21,444,908 and 14,060,039, respectively.

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, and as of December 31, 2000, the Company's current liabilities exceeded its current assets by $745,598 and its total liabilities exceeded its total assets by $341,012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs as well as the operating overhead. In addition, the Company has converted substantial debt to capital and is actively seeking additional capital resources. Finally, the Company has completed the acquisition of an operating entity which will give it further access to capital and new sources of revenue. Management believes these factors will contribute toward achieving profitability. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE B - MERGERS AND ACQUISITIONS

On December 29, 2000, the Company acquired a 100% interest in DRN, a value-added reseller of telecommunications equipment. The acquisition is characterized as a tax-free exchange and was accounted for under the purchase method. Accordingly, only DRN's balance sheet is included in the Company's consolidated financial statements. DRN had no operating activity between the acquisition date and December 31, 2000.

In accordance with the acquisition agreement, the Company issued an aggregate of 500,000 shares of its common stock to DRN's shareholders of record at December 29, 2000 (the closing date). The acquisition

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
December 31, 2000 and 1999

NOTE B - MERGERS AND ACQUISITIONS (Continued)

agreement further stipulates the payment of "earn-out shares" of the Company's common stock on July 15, 2001 and January 15, 2002 to the DRN shareholders of record at the closing date. Payment of the earn-out shares is contingent upon DRN's achieving certain net revenue (as defined in the acquisition agreement) and gross margin performance goals during 2001. The total fair market value of the earn-out shares is limited to $1,500,000, of which only $500,000 may be paid out on July 15, 2001. The fair market value of the Company's stock shall be based on the average of the closing bid and asked prices for the five trading days immediately preceding the earn-out.

Finally, if the net revenue (as defined in the acquisition agreement) exceeds $2,000,000 and the gross margin is at least 20%, the Company will distribute to DRN's shareholders of record at the closing date, an additional 20,000 "bonus" shares for each full $100,000 of excess net revenue.

The acquisition agreement also contains a consulting agreement between the Company and an unrelated individual for compensation, in shares of common stock, for help in identifying and arranging the purchase of DRN. The agreement calls for the consultant to be paid a number of shares equal to 5% of the final number of shares paid for DRN. This includes the earn-out shares as well as any shares that may be issued under the bonus option. The Company will issue these shares during its year ending December 31, 2001.

The Company has not recorded any liability for these potential contingencies.

There were no significant transactions between DRN and Solomon Alliance Group, Inc. or its subsidiaries before the combination and no adjustments were necessary to conform DRN's accounting policies.

On March 8, 2000, The Company entered into a stock exchange agreement with MHI under which Solomon acquired MHI, a fully reporting and SEC registered company. In connection with the stock exchange, the Company elected successor issuer status to become a fully reporting company under Rule 12(g) of the 1934 Securities Exchange Act and filed a Form 8-K with the SEC. The Company transferred 300,000 shares of its common stock for 100% of the outstanding shares of MHI.

This acquisition was accounted for under the purchase method of accounting. MHI never had any operations. It had no assets or liabilities at the time of the acquisition. Therefore, the Company is not required to reflect MHI's results of operations within its consolidated financial statements. The Company incurred $150,000 of expenses in connection with the acquisition.

On August 5, 1999, the Company's wholly owned subsidiary, VLW, completed a business combination with MPTG. The combination is a stock for stock merger, which is characterized as a forward triangular merger. The merger is qualified as a tax-free exchange and was accounted for as a pooling of interests. Solomon Alliance Group, Inc. issued 1 share of its common stock for each share of MPTG's outstanding common stock. A total of 5,000 shares of the Company's common stock were issued as a result of the merger. The Company's consolidated financial statements for 2000 and 1999 include the accounts of MPTG as if the companies had combined as of the beginning of the first period presented.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
December 31, 2000 and 1999

NOTE B - MERGERS AND ACQUISITIONS (Continued)

There were no significant transactions between MPTG and VLW or Solomon Alliance Group, Inc. before the combination and no adjustments were necessary to conform MPTG's accounting policies.

On July 17, 1998, the Company acquired a 100% interest in VLW in exchange for 6 million shares of the Company's common stock, warrant rights to an additional 1 million shares at $4 per share and the assumption of a note payable in the amount of $500,000. VLW is involved in the development of wireless communications technologies and products. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price has been allocated based on estimated fair values at the date of acquisition. The allocation has resulted in acquired goodwill of $282,549, which is being amortized on a straight-line basis over 5 years. Subsequent to the acquisition, the assumed debt was renegotiated and the Company settled the entire obligation for $50,000. The discharged debt was recognized as income during 1999, as more fully discussed in Note H below.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment are summarized by major classifications as follows:

                                                    2000           1999
                                                    ----           ----
            Computer and Equipment                $62,963         $62,963
            Office Furniture and Fixtures           7,951           7,951
                                                 --------        --------
                                                   70,914          70,914
            Less accumulated depreciation          29,129          14,946
                                                 --------        --------

                                                  $41,785         $55,968
                                                 ========        ========

NOTE D - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

During June 1999, the company issued its $500,000, 2% Convertible Debenture due June 23, 2004 to GEM Advisors, Inc. The Debenture contained a conversion provision for shares of the Company's stock, not to exceed 5 million shares. The conversion price was based on a formula contained in the Debenture. The Debenture was secured by the convertible shares, which were placed in escrow with the lender's attorneys. As of December 31, 1999, the Debenture and the accumulated interest thereon ($3,986), was fully converted into 3,391,629 shares of common stock, at an average conversion price of $0.149 per share. The remaining 1,608,371 shares were returned to the Company during April of 2000 and have been cancelled. In connection with this lending activity, the Company also issued warrants for 2.5 million shares of the stock, which were immediately exercised.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
December 31, 2000 and 1999

NOTE D - NOTE PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

During 1999, the Company assumed $789,900 in 8% Convertible Debentures in connection with its subsidiary's merger with MPTG. The Debentures have a maturity date of three years from the date of issue. During the year ended December 31, 1999, $89,500 of the Debentures along with $8,032 in accrued interest was converted into 444,014 shares of the Company's common stock. The balance of the Debentures at December 31, 1999 consisted of $700,400 in principal and $56,905 in accrued interest. These remaining Debentures were substantially converted into 3,445,102 shares of the Company's common stock during the first quarter of 2000. As of December 31, 1999, under the terms of the Debenture, the maturities of principal would have been $346,343 for 2001 and $354,057 for 2002.

The Company has executed a convertible promissory note with its CEO, Thomas Weston, whereby at his option, Mr. Weston can convert any portion of any or all debts and other obligations owed to him by the Company into common stock. The note stipulates that the conversion price per share shall be the lower of
(i) 65% of the closing high bid price per share on the trading day immediately prior to conversion, (ii) 100% of the lowest trading price per share on any day during which there is an outstanding principal balance due under the note, (iii) the lowest price at which the Company issues its common stock on any day during which there is an outstanding principal balance due under the note, or (iv) $1.00. At December 31, 2000 and 1999, amounts due Mr. Weston were as follows:

                                                2000              1999
                                                ----              ----
        Accounts payable - officer         $    52,719        $        -
        Accrued salaries                       180,000             45,000
        Officer loans                          487,565            100,673
                                          ------------       ------------
                                            $  720,284         $  145,673
                                          ============       ============

At December 31, 2000 and 1999 the amounts due Mr. Weston could potentially be converted into 8,003,155 and 1,618,588 shares of common stock, respectively.

The Company is obligated on a demand note for $50,000, at 0% interest, which represents the remaining balance of an obligation assumed at the time it purchased the subsidiary, Visual Link Wireless, Inc. The balance of this obligation is reflected as a current liability.

NOTE E - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2000 and December 31, 1999, the Company borrowed monies from one of its officers either directly or through the payment of expenses by the officer. The loan balance at December 31, 2000 is $540,284. Of this amount, $487,565 is represented by direct loans to the company and $52,719 is included in the Company's accounts payable. The loan balance at December 31, 1999 was $100,673. All loans are unsecured demand loans and bear interest at the rate of 8% per annum.

NOTE F - CAPITAL STOCK

During the month of December 1999, certain Debenture holders provided the Company with their Notice of Conversion to the Company's common stock. The Company transferred $97,532 of debt and accumulated

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
December 31, 2000 and 1999

NOTE F - CAPITAL STOCK (Continued)

interest to its paid in capital for these subscribed shares. In satisfaction of these conversions, the Company issued 414,014 of fully assessed and paid shares during the first quarter of 2000.

During the years ended December 31, 1999 and December 31, 1998, the board of directors approved the issuance of warrants to purchase an aggregate of 3,500,000 shares of the Company's common stock. Such warrants are exercisable at prices ranging from $.001 to $4.00 per share, all of which are fully vested at December 31, 1999, and expire at various times through July 2002. During the year ended December 31, 1999, certain warrant holders exercised warrants to purchase 2,500,000 shares of the Company's common stock for an aggregate of $2,500. As of December 31, 2000, 1,000,000 warrants remain exercisable at $4.00 per share.

During July 1999, the board authorized the issue of non-qualified stock options for 350,000 shares of the Company's common stock. Options representing 150,000 shares at an average price of $.194 vested upon issue; the remaining 200,000 shares which may be exercised for 50% of the prior two months average trading price at the date of exercise, vested on January 7, 2000. All of the options expired on July 7, 2000. None of the options were exercised.

A summary of warrant activity through December 31, 2000 is as follows:

                                              Weighted                       Weighted
                                               Average                        Average
                                Number of     Exercise         Warrants      Exercise
                                Warrants        Price         Exercisable      Price
                             --------------   ------------    -----------   ---------
Outstanding,
   December 31, 1997                     -           -                  -          -

     Granted                     1,000,000       $4.00          1,000,000       $4.00
     Exercised                           -           -                  -          -
                             --------------   ------------    -----------   ---------
Outstanding,
   December 31, 1998             1,000,000        4.00          1,000,000        4.00

     Granted                     2,500,000        .001          2,500,000        .001
     Exercised                  (2,500,000)      (.001)        (2,500,000)      (.001)
                             --------------   ------------    -----------   ---------
Outstanding,
   December 31, 1999             1,000,000        4.00          1,000,000       $4.00

     Granted                       150,000         .10            150,000         .10
     Exercised                           -           -                  -           -
                             --------------   ------------    -----------   ---------
Outstanding,
   December 31, 2000            1,150,000        $3.49          1,150,000       $3.49
                             ==============   ============    ===========   =========

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
December 31, 2000 and 1999

NOTE F - CAPITAL STOCK (Continued)

At December 31, 2000, the range of warrant prices for shares under warrants and the weighted average remaining contractual life is as follows:

                                        Warrants Outstanding                Warrants Exercisable
                                   -------------------------------   ------------------------------
                                                        Weighted
                                    Weighted            Average                        Weighted
        Range of                     Average           Remaining                       Average
        Warrant        Number of    Exercise          Contractual          Number      Exercise
     Exercise Price     Warrants      Price               Life          Exercisable     Price
-------------------- ------------- --------------- ----------------- ---------------- -------------
      $0.10-- 4.00      1,150,000      $3.49              1.96           1,150,000       $3.49
                     -------------                                   ---------------
                        1,150,000                                        1,150,000
                     =============                                   ===============

During the year ended December 31, 2000, the Company entered into an agreement with a consultant to provide up to 500,000 shares of the Company's common stock for services provided during the year. As of December 31, 2000, the Company issued 200,000 shares of common stock and warrants for an additional 150,000 shares of common stock in connection with this agreement. The remaining 150,000 shares were issued January 2, 2001 for services rendered during the fourth quarter of 2000.

NOTE G - COMPENSATION OF OFFICERS

                           Summary Compensation Table

                                                                                     Long-Term Compensation
                                                                          ----------------------------------------
                                              Annual Compensation              Awards                   Payouts
------------------- --------- ----------- ------------------------------- -------------------------- -------------
                                                            Other                         Securities
     Name and                                               Annual         Restricted     Underlying      LTIP       All Other
Principal Position    Year      Salary      Bonus        Compensation     Stock Awards   Options/SARs   Payouts    Compensation
                                  $           $               $                 $            #             $             $
------------------- --------- ----------- ----------- ------------------- -------------- ----------- ------------- ------------
Tom Weston-CEO      1999      135,000
------------------- --------- ----------- ----------- ------------------- -------------- ----------- ------------- ------------
Tom Weston-CEO      2000      135,000
------------------- --------- ----------- ----------- ------------------- -------------- ----------- ------------- ------------

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
December 31, 2000 and 1999

NOTE H - EXTRAORDINARY GAIN RELATED TO EARLY EXTINGUISHMENT OF DEBT

In June 1999, the Company renegotiated the debt acquired during its acquisition of Visual Link Wireless, Inc. to Stixs Investments Limited (the Lender). The Company entered into an agreement whereby for a $50,000 payment, the Lender agreed to waive the remaining balance of $450,000. In addition, the Lender has released the Company from all obligations, claims or liabilities associated or in connection with the loan and waived the right and agreed not to institute or threaten any litigation against the Company or to otherwise take an action detrimental to the Company. The extinguishment of this obligation has been reflected in the net income of the Company for 1999.

NOTE I - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                 2000           1999
                                                                 ----           ----
Noncash Investing and Financing Activities:

         Conversion of Debentures to Common Stock                             $589,500

         Conversion of Accrued Interest to Common Stock                       $ 12,108

         Conversion of Debentures to Common Stock             $ 695,400

         Conversion of Accrued Interest to Common Stock       $  57,991

         Issuance of Common Stock for MHI Acquisition         $ 337,500

         Issuance of Common Stock for Consulting Services     $  30,000

         Issuance of Common Stock for DRN Acquisition         $  93,750