Form 10QSB
period 2001-03-31
SOLOMON ALLIANCE GROUP INC /AZ
filed 2001-05-21
CIK 1054730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2001

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,664,745 shares as of March 31, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Registrant's Financial Statements are filed herewith following the signature page.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles may have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB.

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

GENERAL

The Company is a development stage company with plans to become a comprehensive end-to-end provider for voice and data communications solutions. We did not have any revenues in 2000. During 2000, we reformulated our business plan, worked with our auditors to produce audited financial statements for the Company, brought the Company into compliance with Securities and Exchange Commission regulations to maintain our listing as an OTC Bulletin Board listed company, engaged in discussions and negotiations with potential business partners and acquisition candidates, and acquired DRN, Inc., a reseller of telecommunications equipment. We plan to develop our business through our existing subsidiaries, strategic alliances, joint ventures and additional acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on officer loans, convertible debenture issues and sale of securities to raise working capital to fund operations. At March 31, 2001 the company had $9,204 in cash.

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

In 2001, we intend to intensify our focus on selling and marketing our communications products and services. Specifically, our goals are to:

       o      develop new strategic partnerships;
       o use our current strategic and reseller arrangements to increase sales and brand name recognition of our products and services;
       o significantly enhance our marketing and public relations programs to create better awareness of our products and services among customers, industry analysts and create better awareness of our products and services among our customers and potential customers;
       o      develop our direct sales; and
       o continue to expand our product and service offerings to meet new customer requirements and lower our costs through improved vendor relationships.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit(s).

        NUMBER   DESCRIPTION                        METHOD OF FILING
        ------   -----------                        ----------------
         27      Financial Data Schedule            Filed with this Form 10-QSB
         15      Independent Accountant's Report    Filed with this Form 10-QSB


(b)      Reports on Form 8-K

         1) On March 13, 2001, Solomon filed a Current Report on Form 8-K/A.
         2) On January 8, 2001, Solomon filed a Current Report on Form 8-K.


SIGNATURES

In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLOMON ALLIANCE GROUP, INC.

By: ________/s/_____________
Thomas I. Weston, Jr.
President

DATED:  May 21, 2001

                  SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        Consolidated Financial Statements
                             March 31, 2001 and 2000

                                   (Unaudited)

                                    CONTENTS

                                                                 PAGE
                                                                 ----
FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                        3

  Consolidated Statements of Operations                             4

  Consolidated Statements of Cash Flows                             5

  Notes to Financial Statements                                   6 - 12


SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2001
(Unaudited)



ASSETS

CURRENT ASSETS
  Cash                                                                          $    9,204
  Accounts receivable, net of $50,000 allowance for doubtful accounts              227,832
  Other receivable                                                                   7,012
  Prepaids                                                                          42,888
  Inventory                                                                         64,374
                                                                                ----------

        Total current assets                                                       351,310

PROPERTY AND EQUIPMENT - AT COST
  Furniture and office equipment, net of accumulated
    depreciation of $35,164                                                         74,894

OTHER ASSETS
  Goodwill, net of accumulated amortization of $169,905                            450,144
                                                                                ----------

        Total assets                                                            $  876,348
                                                                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - trade                                                      $  328,706
  Accounts payable - officer                                                        52,719
  Accrued salaries                                                                 240,000
  Accrued payroll taxes                                                             63,709
  Other accrued expenses                                                            48,262
  Officer loans                                                                    554,973
  Note payable                                                                      50,000
                                                                                ----------

       Total current liabilities                                                 1,338,369

LONG-TERM LIABILITIES
  Convertible debentures                                                             5,934
  Deferred acquisition credit                                                      100,437
                                                                                ----------

        Total liabilities                                                        1,444,740
                                                                                ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value; 100,000,000 shares authorized;
    22,682,112 shares issued and outstanding at March 31, 2001                      22,682
  Additional paid in capital                                                     1,921,495
  Retained deficit                                                              (2,512,569)
                                                                                ----------
                                                                                  (568,392)
                                                                                ----------

        Total liabilities and stockholders' equity                              $  876,348
                                                                                ==========

The accompanying notes are an integral part of this financial statement.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000, AND THE
PERIOD FROM OCTOBER 25, 1996 (INCEPTION) TO MARCH 31, 2001
(Unaudited)

                                                                                             October 25, 1996
                                                                                              (Inception) to
                                                                                                 March 31,
                                                              2001               2000              2001
                                                              ----               ----              ----
REVENUE
  Sales                                                      $115,067                 $ -         $ 122,923

COST OF SALES                                                  80,475                   -            87,464
                                                            ---------        ------------       -----------

                Gross profit                                   34,592                   -            35,459
                                                            ---------        ------------       -----------

EXPENSES
  Interest                                                     15,779               6,243           136,193
  Depreciation and amortization                                24,963              17,673           205,069
  Selling, general, and administrative                        304,722             261,626         2,675,669
                                                            ---------        ------------       -----------
                                                              345,464             285,542         3,016,931
                                                            ---------        ------------       -----------

                Loss from operations                         (310,872)           (285,542)       (2,981,472)
                                                            ---------        ------------       -----------
OTHER INCOME AND EXPENSE
  Interest income                                                   1                   -             3,040
  Lease income                                                 11,000                   -            11,000
  Other income                                                  5,000                   -             5,000
                                                            ---------        ------------       -----------
                                                               16,001                   -            19,040
                                                            ---------        ------------       -----------
                Loss before income tax expense
                  and extraordinary item                     (294,871)           (285,542)       (2,962,432)

INCOME TAXES                                                     (137)                  -              (137)
                                                            ---------        ------------       -----------

                Loss before extraordinary item               (295,008)           (285,542)       (2,962,569)

EXTRAORDINARY ITEM:
  Gain on extinquishment of debt, less applicable tax               -                   -           450,000
                                                            ---------        ------------       -----------

                Net loss                                   $ (295,008)          $(285,542)      $(2,512,569)
                                                            =========        ============       ===========

EARNINGS (LOSS) PER COMMON SHARE:

                Loss before extraordinary item                $ (0.01)            $ (0.02)
                Extraordinary item                                  -                   -
                                                            ---------        ------------
                Net loss                                      $ (0.01)            $ (0.02)
                                                            =========        ============


The accompanying notes are an integral part of these financial statements.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000, AND THE
PERIOD FROM OCTOBER 25, 1996 (INCEPTION) TO MARCH 31, 2001
(Unaudited)

                                                                                                                October 25, 1996
                                                                                                                 (Inception) to
                                                                                                                  December 31 ,
                                                                                   2001               2000            2000
                                                                                   ----               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from sales                                                      $  92,382        $        -       $   100,238
  Interest income                                                                       1                 -             3,040
  Payments to vendors, suppliers and employees                                   (130,385)          (64,823)       (2,005,573)
                                                                                ---------        ----------        ----------

        NET CASH USED BY OPERATING ACTIVITIES                                     (38,002)          (64,823)       (1,902,295)
                                                                                ---------        ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                              (39,144)                -           (90,167)
                                                                                ---------        ----------        ----------

        NET CASH USED BY INVESTING ACTIVITIES                                     (39,144)                -           (90,167)
                                                                                ---------        ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans                                                              67,508            80,000           481,300
  Repayments of loans                                                                   -                 -           (36,900)
  Proceeds from convertible debentures                                                  -                 -         1,289,900
  Proceeds from warrants                                                                -                 -             2,500
  Proceeds from issuance of common stock                                                -                 -            51,890
  Proceeds from acquisition of subsidiary                                               -                 -           212,976
                                                                                ---------        ----------        ----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                  67,508            80,000         2,001,666
                                                                                ---------        ----------        ----------

        NET INCREASE (DECREASE) IN CASH                                            (9,638)           15,177             9,204

        CASH at beginning of period                                                18,842             2,470                 -
                                                                                ---------        ----------        ----------
        CASH at end of period                                                   $   9,204        $   17,647           $ 9,204
                                                                                =========        ==========        ==========

RECONCILIATION OF NET LOSS TO NET CASH
     USED BY OPERATING ACTIVITIES:

Net Loss                                                                        $(295,008)       $ (285,542)      $(2,512,569)

Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                    24,963            17,673           205,069
  Issuance of stock for services                                                   67,628                 -            97,628
  Accrued interest not paid                                                             -             5,537            73,862
  Debt forgiveness                                                                      -                 -          (450,000)
  (Increase) decrease in assets:
    Accounts receivables                                                          (38,685)                -           (38,685)
    Employee receivables                                                                -             5,719                 -
    Prepaids                                                                      (39,138)                -           (42,888)
    Inventory                                                                      25,009                 -            25,009
  Increase (decrease) in liabilities:
    Accounts payable                                                              140,349           158,040           291,905
    Accrued salaries                                                               60,000                 -           240,000
    Accrued payroll taxes                                                               -            33,750            63,709
    Other accrued expenses                                                         16,880                 -            43,992
    Officer loans                                                                       -                 -           100,673
                                                                                ---------        ----------        ----------

        NET CASH USED BY OPERATING ACTIVITIES                                   $ (38,002)       $  (64,823)       (1,902,295)
                                                                                =========        ==========        ==========

The accompanying notes are an integral part of these financial statements.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
March 31, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF ORGANIZATION

Solomon Alliance Group, Inc. was incorporated in the State of Arizona on October 25, 1996. The Company was incorporated for the purpose of seeking potential business ventures. The Company is classified as a development stage enterprise as it has had no significant operations since its inception.

In 1998, the Company targeted the emerging wireless data industry and on July 17, 1998 acquired 100% of Visual Link Telecommunications, L.C. through a merger of Visual Link into a wholly-owned subsidiary of the Company, which changed its name to Visual Link Wireless, Inc. (VLW), as part of the merger . VLW, which was incorporated in the state of Virginia, was a startup company in the wireless data industry focusing on applications for the mobile professional.

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

GENERAL POLICY FOR ACCOUNTING FOR BUSINESS COMBINATIONS, ALLOCATION OF PURCHASE PRICE, AND ACQUISITION CONTINGENCIES

The Company assesses each business combination to determine whether the pooling of interests or the purchase method of accounting is appropriate. For those business combinations accounted for under the pooling of interests method, the financial statements are combined with those of the Company at their historical amounts, and, if material, all periods presented are restated as if the combination occurred on the first day of the earliest year presented. For those acquisitions accounted for using the purchase method of accounting, the Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies but does not exceed one year. To the extent contingencies such as pre-acquisition environmental matters, litigation, and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price.

GENERAL POLICY FOR ACCOUNTING FOR BUSINESS COMBINATIONS, ALLOCATION OF PURCHASE PRICE, AND ACQUISITION CONTINGENCIES (CONTINUED)

After the allocation period, the effect of changes in such contingencies is included in the results of operations in the period in which the adjustments are determined.

In certain business combinations, the Company has agreed to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels. Contingent payments, when incurred, are recorded as purchase price adjustments or compensation expense, as appropriate, based on the nature of each contingent payment.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts, transactions, and profits are eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2001 and 2000, the Company had no cash equivalents.

ACCOUNTS RECEIVABLE

The Company records an allowance for doubtful accounts receivable. The March 31, 2001 accounts receivable presented in these financial statements resulted from the Company's recently acquired subsidiary, DRN, and represent management's estimate of their net realizable value.

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

         Computers and Equipment                    5 years
         Office Furniture and Fixtures              5 years

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2001 and 2000 there were no deferred tax assets or liabilities.

GOODWILL

The excess of acquisition costs over the fair value of businesses acquired is being amortized over five to ten years using the straight-line method. Management believes that there has been no impairment of the goodwill as reflected in the Company's consolidated financial statements of March 31, 2001. The Company has adopted reduced amortization periods reflecting the approximate utility of the purchased goodwill. The subsidiaries are subject to changes occurring in the high-tech communications industry. Cost in excess of net assets, net of amortization, was $450,144 as of March 31, 2001. Amortization expense for the periods ended March 31, 2001 and March 31, 2000 was $18,928 and $14,127, respectively.

DEFERRED ACQUISITION CREDIT

The Company purchased a wholly owned subsidiary, DRN, Inc., for a cost that was below the fair value of the subsidiary's net assets at the date of acquisition. The difference, deferred acquisition credit, represents the unallocated portion of the excess of net assets acquired over cost of the subsidiary. The deferred acquisition credit for the purchase was $100,437. Management expects contingent incentive payments to eliminate the credit by the end of 2001.

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

The weighted average shares outstanding for basic EPS during the periods January 1, 2001 and 2000 through March 31, 2001 and 2000, were 22,670,645 and
20,871,918, respectively.

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and, as of March 31, 2001, the Company's current liabilities exceeded its current assets by $987,059 and its total liabilities exceeded its total assets by $568,392. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs as well as the operating overhead. In addition, the Company has converted substantial debt to capital and is actively seeking additional capital resources. Finally, the Company has completed the acquisition of an operating entity which will give it further access to capital and new sources of revenue. Management believes these factors will contribute toward achieving profitability. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE B - CAPITAL STOCK

On January 2, 2001, a consultant with whom the Company had granted options for 150,000 shares, on that date, exercised those and previous Warrants for 150,000 shares at $0.10 per share. At the time of exercise the trading value of the stock was $0.17. On December 30, 2000 the Company entered into a non-binding agreement with the Institutional Financial Group (IFG) to provide an equity line of credit to the Company. As part of the agreement the Company has issued its Warrant for 75,000 shares of its common stock to be exercised at $.2325 per share. The Warrant expires four years from the date of its issuance. The agreement states that the Warrant is exercisable as to 25,000 shares of the Common Stock of the Company upon the execution of the Letter of Agreement, an additional 25,000 shares of Common Stock of the Company upon the effectiveness of Company's registration statement to be filed pursuant to the Investment Agreement, and an additional 25,000 shares of Common Stock of the Company on June 30, 2001. The Warrant contains provisions to modify the exercise price if certain conditions exist at the date of the Warrant's exercise.

The agreement contains a cashless exercise provision whereby the holder may exercise the Warrant in a cashless transaction if and only if, on the Date of Exercise there is not then in effect a current registration statement that covers the resale of the shares of Common Stock to be issued upon exercise of this Warrant. On January 22, 2001, IFG exercised its Warrant for the initial 25,000 shares of Common Stock of the Company under the cashless provision. Under this provision, IFG would only receive a fraction of the 25,000 shares. IFG received 17,367 shares in exercising its Warrant. At the time of IFG's Warrant exercise, the Company's Common Stock was trading at $.6875 per share. As of March 31, 2001 the registration for the equity line has not been filed. The Warrant expires December 30, 2004.

A summary of warrant activity through March 31, 2001 is as follows:

                                                   Weighted                               Weighted
                                                    Average                                Average
                                Number of          Exercise           Warrants            Exercise
                                Warrants             Price           Exercisable            Price
                             ----------------    --------------    ----------------    ----------------
Outstanding,
   December 31, 1997                     -               -                     -                 -

     Granted                     1,000,000           $4.00             1,000,000             $4.00
     Exercised                           -               -                     -                 -
                             ----------------    --------------    ----------------    ----------------
Outstanding,
   December 31, 1998             1,000,000            4.00             1,000,000              4.00

     Granted                     2,500,000            .001             2,500,000              .001
     Exercised                  (2,500,000)          (.001)           (2,500,000)            (.001)
                             ----------------    --------------    ----------------    ----------------
Outstanding,
   December 31, 1999             1,000,000            4.00             1,000,000             $4.00

     Granted                       150,000             .10               150,000               .10
     Exercised                    (150,000)           (.10)             (150,000)             (.10)
                             ----------------    --------------    ----------------    ----------------
Outstanding,
   December 31, 2000             1,000,000           $4.00             1,000,000             $4.00
       Granted                      75,000           .2325                75,000             .2325
       Exercised                   (25,000)          .6875               (25,000)            .6875
                             ----------------    --------------    ----------------    ----------------
Outstanding,
   March 31, 2001                1,050,000            3.82             1,050,000              3.82
                             ================    ==============    ================    ================

At March 31, 2001, the range of Warrant prices for shares under Warrants and the weighted average remaining contractual life is as follows:

                                                  Warrants Outstanding                     Warrants Exercisable
                                          --------------------------------------    -----------------------------------
                                              Weighted            Average                                  Weighted
        Range of                               Average           Remaining                                 Average
        Warrant             Number of         Exercise          Contractual               Number           Exercise
     Exercise Price          Warrants           Price               Life               Exercisable          Price
-----------------------------------------------------------------------------------------------------------------------
      $0.10 -- 4.00          1,050,000           $3.82           1.81 yrs.              1,050,000            $3.82
                             =========                                                  =========

In addition to the above the Company has issued 25,000 shares for consulting services rendered in connection with its acquisition of its DRN subsidiary. These shares were issued on January 2, 2001.

NOTE C - RELATED PARTY TRANSACTIONS

The Company has borrowed monies from one of its officers either directly or through the payment of expenses by the officer. The loan balance at March 31, 2001 is $612,692. Of this amount, $554,973 is represented by direct loans to the company and $52,719 is included in the Company's accounts payable. All loans are unsecured demand loans and bear interest at the rate of 8% per annum.

The Company has executed a convertible promissory note with its CEO, Thomas Weston, whereby at his option, Mr. Weston can convert any portion of any or all debts and other obligations owed to him by the Company into common stock. The note stipulates that the conversion price per share shall be the lower of (i) 65% of the closing high bid price per share on the trading day immediately prior to conversion, (ii) 100% of the lowest trading price per share on any day during which there is an outstanding principal balance due under the note, (iii) the lowest price at which the Company issues its common stock on any day during which there is an outstanding principal balance due under the note, or (iv) $1.00. At March 31, 2001, amounts due Mr. Weston were as follows:

                                                   2000
                                                   ----
       Accounts payable - officer               $   52,719
       Accrued salaries                            240,000
       Officer loans                               554,973
                                               ------------
                                                $  847,692

At March 31, 2001 the amount due Mr. Weston could potentially be converted into 9,418,800 shares of common stock.

NOTE D - COMPENSATION OF OFFICERS

                                          Summary Compensation Table

                                                                                  Long-Term Compensation
                                                                          -------------------------------------
                                            Annual Compensation              Awards                    Payouts
-------------------------------------------------------------------------------------------------------------------------------
                                                            Other                        Securities
     Name and                                               Annual         Restricted     Underlying    LTIP        All Other
Principal Position    Year      Salary      Bonus        Compensation     Stock Awards   Options/SARs   Payouts    Compensation
                                  $           $               $                 $             #           $             $
-------------------------------------------------------------------------------------------------------------------------------
Tom Weston-CEO        2000     135,000
-------------------------------------------------------------------------------------------------------------------------------
Tom Weston-CEO        2001     240,000
-------------------------------------------------------------------------------------------------------------------------------

NOTE E - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                           2001          2000
                                                           ----          ----
Non-cash Investing and Financing Activities:

     Non-cash Exercise of Warrant for Common Stock        $11,940

     Issuance of Common Stock for Services                 55,688

     Conversion of Debentures to Common Stock                          $695,400

     Conversion of Accrued Interest to Common Stock                    $ 57,991
