Form 10QSB
period 2001-06-30
SOLOMON ALLIANCE GROUP INC /AZ
filed 2001-08-14
CIK 1054730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001
                                -------------

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

Yes [X]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,282,112 shares as of July 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on officer loans, convertible debenture issues and sale of securities to raise working capital to fund operations. At June 30, 2001 the company had $163,929 in cash.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit(s).

         NUMBER        DESCRIPTION                        METHOD OF FILING
         ------        -----------                        ----------------
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

SOLOMON ALLIANCE GROUP, INC.

By:        /s/
    ------------------------
Thomas I. Weston, Jr.
President

DATED:  August 14, 2001

                  SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        Consolidated Financial Statements
                             June 30, 2001 and 2000

                                   (Unaudited)

                                    CONTENTS

                                                                      PAGE
FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                             3

  Consolidated Statements of Operations                                  4

  Consolidated Statements of Cash Flows                                  5

  Notes to Financial Statements                                      6 - 13

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2001
(Unaudited)

 ASSETS

 CURRENT ASSETS
   Cash                                                                                   $   163,929
   Accounts receivable, net of $50,000 allowance for doubtful accounts                        213,344
   Prepaid Expenses                                                                            23,750
   Deposits                                                                                     1,500
   Inventory                                                                                   80,086
                                                                                   -------------------

         Total current assets                                                                 482,609

 PROPERTY AND EQUIPMENT - AT COST
   Furniture and office equipment, net of accumulated
     depreciation of $41,025                                                                   92,134

 OTHER ASSETS
   Goodwill, net of accumulated amortization of $188,839                                      431,210
                                                                                   -------------------

         Total assets                                                                     $ 1,005,953
                                                                                   ===================


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
   Accounts payable - trade                                                               $   425,290
   Accounts payable - officer                                                                  52,719
   Accrued salaries                                                                           300,000
   Accrued payroll taxes                                                                       63,709
   Other accrued expenses                                                                      61,250
   Officer loans                                                                              582,240
   Deferred revenues                                                                          143,069
   Note payable                                                                                50,000
                                                                                   -------------------

        Total current liabilities                                                           1,678,277

 LONG-TERM LIABILITIES
   Convertible debentures                                                                       6,036
   Deferred acquisition credit                                                                100,437
                                                                                   -------------------

         Total liabilities                                                                  1,784,750
                                                                                   -------------------

 STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value; 100,000,000 shares authorized;
     22,682,112 shares issued and outstanding at June 30, 2001                                 22,682
   Additional paid in capital                                                               1,921,495
   Deficit accumulated during development stage                                            (2,722,974)
                                                                                   -------------------

         Stockholder's deficit                                                               (778,797)
                                                                                   -------------------

         Total liabilities and stockholders' deficit                                      $ 1,005,953
                                                                                   ===================

The accompanying notes are an integral part of these financial statements.

 SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE ENTERPRISE)
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

                                                                For the Six Months          For the Three Months   October 25, 1996
                                                                  Ended June 30,               Ended June 30,       (Inception) to
                                                                                                                        June 30,
                                                               2001         2000           2001           2000          2001
                                                               ----         ----           ----           ----          ----
REVENUE
  Sales                                                   $  228,884   $        -     $  113,817     $        -    $    236,740

COST OF SALES                                                170,270            -         89,795              -         177,259
                                                        ------------- ------------   ------------ --------------  --------------

                Gross profit                                  58,614            -         24,022              -          59,481
                                                        ------------- ------------   ------------ --------------  --------------

EXPENSES
  Interest                                                    34,350       14,353         18,571          8,110         154,764
  Depreciation and amortization                               49,758       39,936         24,795         22,263         229,864
  Operating support services                                  99,764            -         32,031              -          99,764
  Professional fees                                          239,408       85,409         93,328         40,266         948,846
  Salaries and wages                                         120,000      216,153         60,000         29,946         693,590
  Selling, general, and administrative                        58,703       40,221         27,794          9,945       1,146,622
                                                        ------------- ------------   ------------ --------------  --------------
                                                             601,983      396,072        256,519        110,530       3,273,450
                                                        ------------- ------------   ------------ --------------  --------------
                                                                                               -
                Loss from operations                        (543,369)    (396,072)      (232,497)      (110,530)     (3,213,969)
                                                        ------------- ------------   ------------ --------------  --------------

OTHER INCOME AND EXPENSE
  Interest income                                                  1            -              -              -           3,040
  Lease income                                                32,250            -         21,250              -          32,250
  Other income                                                 5,842            -            842              -           5,842
                                                        ------------- ------------   ------------ --------------  --------------
                                                              38,093            -         22,092              -          41,132
                                                        ------------- ------------   ------------ --------------  --------------

                Loss before income tax expense
                  and extraordinary item                    (505,276)    (396,072)      (210,405)      (110,530)     (3,172,837)

INCOME TAXES                                                    (137)           -              -              -            (137)
                                                        ------------- ------------   ------------ --------------  --------------
                                                                                               -
                Loss before extraordinary item              (505,413)    (396,072)      (210,405)      (110,530)     (3,172,974)

EXTRAORDINARY ITEM:
  Gain on extinquishment of debt, less applicable tax              -            -              -              -         450,000
                                                        ------------- ------------   ------------ --------------  --------------
                                                                                               -
                Net loss                                  $ (505,413)  $ (396,072)    $ (210,405)    $ (110,530)   $ (2,722,974)
                                                        ============= ============   ============ ==============  ==============

EARNINGS (LOSS) PER COMMON SHARE:

                Loss before extraordinary item            $    (0.02)  $    (0.03)    $    (0.01)    $    (0.01)
                Extraordinary item                                 -            -              -              -
                                                        ------------- ------------   ------------ --------------
                Net loss                                  $    (0.02)  $    (0.03)    $    (0.01)    $    (0.01)
                                                        ============= ============   ============ ==============

The accompanying notes are an integral part of these financial statements.

 SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE ENTERPRISE)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

                                                                                                                October 25, 1996
                                                                         For the Six Months                      (Inception) to
                                                                           Ended June 30,                             June 30,
                                                                  2001                      2000                        2001
                                                                  ----                      ----                        ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from sales                                       $ 385,848               $        -                 $    393,704
   Interest income                                                        1                        -                        3,040
   Payments to vendors, suppliers and employees                    (273,394)                (263,463)                  (2,148,582)
                                                        --------------------       ------------------        ---------------------

         NET CASH USED BY OPERATING ACTIVITIES                      112,455                 (263,463)                  (1,751,838)
                                                        --------------------       ------------------        ---------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                               (62,245)                      (1)                    (113,268)
                                                        --------------------       ------------------        ---------------------

         NET CASH USED BY INVESTING ACTIVITIES                      (62,245)                      (1)                    (113,268)
                                                        --------------------       ------------------        ---------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loans                                               94,877                  276,900                      478,669
   Repayments of loans                                                    -                   (6,900)                     (36,900)
   Proceeds from convertible debentures                                   -                        -                    1,289,900
   Proceeds from warrants                                                 -                        -                        2,500
   Proceeds from issuance of common stock                                 -                        -                       51,890
   Proceeds from acquisition of subsidiary                                -                        -                      212,976
                                                        --------------------       ------------------        ---------------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                   94,877                  270,000                    1,999,035
                                                        --------------------       ------------------        ---------------------

         NET INCREASE (DECREASE) IN CASH                            145,087                    6,536                      133,929

         CASH at beginning of period                                 18,842                    2,470                            -
                                                        --------------------       ------------------        ---------------------

         CASH at end of period                                    $ 163,929               $    9,006                 $    133,929
                                                        ====================       ==================        =====================


 RECONCILIATION OF NET LOSS TO NET CASH
   USED BY OPERATING ACTIVITIES:

 Net Loss                                                         $(505,413)              $ (396,072)                $ (2,722,974)

 Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                                     49,758                   39,936                      229,864
   Issuance of stock for services                                    67,628                        -                       97,628
   Accrued interest not paid                                              -                   13,475                       73,862
   Debt forgiveness                                                       -                        -                     (450,000)
   (Increase) decrease in assets:
     Accounts receivables                                           (24,197)                       -                      (24,197)
     Other receivables                                                7,012                        -                        7,012
     Employee receivables                                                 -                    5,719                            -
     Prepaids                                                       (20,000)                  (3,750)                     (23,750)
     Deposits                                                        (1,500)                       -                       (1,500)
     Inventory                                                        9,297                        -                        9,297
   Increase (decrease) in liabilities:
     Accounts payable                                               236,933                    8,618                      388,489
     Accrued salaries                                               120,000                   67,500                      300,000
     Accrued payroll taxes                                                -                    1,111                       63,709
     Other accrued expenses                                          29,868                        -                       56,980
     Officer loans                                                        -                        -                      100,673
     Deferred revenues                                              143,069                        -                      143,069
                                                        --------------------       ------------------        ---------------------

         NET CASH USED BY OPERATING ACTIVITIES                    $ 112,455               $ (263,463)                $ (1,751,838)
                                                        ====================       ==================        =====================

The accompanying notes are an integral part of these financial statements.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
June 30, 2001 and 2000


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

Solomon's subsidiary, VLW, is positioning itself to be a premier wireless data solutions provider in the new and rapidly expanding wireless data market. Under the Knowledge2Go brand, it focuses on integrated wireless Internet products and services for both the business-to-business and personal use markets. In addition, Solomon plans to expand into other segments of the industry through selected acquisitions and joint ventures.

GENERAL POLICY FOR ACCOUNTING FOR BUSINESS COMBINATIONS, ALLOCATION OF PURCHASE PRICE, AND ACQUISITION CONTINGENCIES

The Company has adopted the Financial Accounting Standards Board's Statement 141, BUSINESS COMBINATIONS. Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method.

In the past, the Company has used both the purchase method and the pooling-of-interests method of accounting for business combinations. For those business combinations accounted for under the pooling of interests method, the target firm's financial statements were combined with those of the Company at their historical amounts, and, if material, all periods presented were restated as if the combination occurred on the first day of the earliest year presented. For those acquisitions accounted for using the purchase method of accounting, the Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to define and quantify assets

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
June 30, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CASH AND CASH EQUIVALENTS

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2001, the Company had no cash equivalents.

ACCOUNTS RECEIVABLE

The Company records an allowance for doubtful accounts receivable. The June 30, 2001 accounts receivable presented in these financial statements resulted from the Company's recently acquired subsidiary, DRN, and represent management's estimate of their net realizable value.

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

USE OF ESTIMATES

Preparing the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
June 30, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES (CONTINUED)

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


           Computers and Equipment                                     5 years
           Office Furniture and Fixtures                               5 years

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2001 there were no deferred tax assets or liabilities.

GOODWILL

The excess of acquisition costs over the fair value of businesses acquired is being amortized over five to ten years using the straight-line method. Management believes that there has been no impairment of the goodwill as reflected in the Company's consolidated financial statements of June 30, 2001. The Company has adopted reduced amortization periods reflecting the approximate utility of the purchased goodwill. The subsidiaries are subject to changes occurring in the high-tech communications industry. Cost in excess of net assets, net of amortization, was $431,210 as of June 30, 2001. Amortization expense for the periods ended June 30, 2001 and June 30, 2000 was $37,862 and $28,255, respectively.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
June 30, 2001 and 2000


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

The weighted average shares outstanding for basic EPS for the second quarter of 2001 and 2000 was 22,682,112 and 21,413,078, respectively. The weighted average shares outstanding for basic EPS during the periods January 1, 2001 and 2000 through June 30, 2001 and 2000, were 22,678,280 and 21,143,567, respectively.

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and, as of June 30, 2001, the Company's current liabilities exceeded its current assets by $1,195,668 and its total liabilities exceeded its total assets by $778,797. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs as well as in operating overhead. In addition, the Company has converted substantial debt to capital and is actively seeking additional capital resources. Finally, the Company has completed the acquisition of an operating entity that will give it further access to capital and new sources of revenue. Management believes these factors will contribute toward achieving profitability. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE B - CAPITAL STOCK

On January 2, 2001, a consultant with whom the Company had granted options for 150,000 shares, on that date, exercised those and previous Warrants for 150,000 shares at $0.10 per share. At the time of exercise the trading value of the stock was $0.17. On December 30, 2000 the Company entered into a non-binding agreement with the Institutional Financial Group (IFG) to provide an equity line of credit to the Company. As part of the agreement the Company has issued its Warrant for 75,000 shares of its common stock to be exercised at $.2325 per share. The Warrant expires four years from the date of its issuance. The agreement

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
June 30, 2001 and 2000


NOTE B - CAPITAL STOCK (Continued)

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

The agreement contains a cashless exercise provision whereby the holder may exercise the Warrant in a cashless transaction if and only if, on the Date of Exercise there is not then in effect a current registration statement that covers the resale of the shares of Common Stock to be issued upon exercise of this Warrant. On January 22, 2001, IFG exercised its Warrant for the initial 25,000 shares of Common Stock of the Company under the cashless provision. Under this provision, IFG would only receive a fraction of the 25,000 shares. IFG received 17,367 shares in exercising its Warrant. At the time of IFG's Warrant exercise, the Company's Common Stock was trading at $.6875 per share. As of June 30, 2001 the registration for the equity line has not been filed. The Warrant expires December 30, 2004.

A summary of warrant activity through June 30, 2001 is as follows:

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
                             ================    ==============    ================    ================

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
June 30, 2001 and 2000


NOTE B - CAPITAL STOCK (Continued)

At June 30, 2001, the range of Warrant prices for shares under Warrants and the weighted average remaining contractual life is as follows:

                                                  Warrants Outstanding                     Warrants Exercisable
                                          --------------------------------------    -----------------------------------
                                              Weighted            Average                                  Weighted
        Range of                               Average           Remaining                                 Average
        Warrant             Number of         Exercise          Contractual               Number           Exercise
     Exercise Price          Warrants           Price               Life               Exercisable          Price
------------------------- --------------- ------------------ -------------------    ------------------- ---------------
      $0.10-- 4.00           1,050,000           $3.82           1.81 yrs.              1,050,000            $3.82
                             =========                                                  =========

In addition to the above the Company has issued 25,000 shares for consulting services rendered in connection with its acquisition of its DRN subsidiary. These shares were issued on January 2, 2001.

During the month of June 2001, the Company entered into an agreement with an investor relations consulting firm to provide the Company with services in exchange for partial cash payments and options to purchase up to 100,000 shares of the Company's common stock at $.01 per share. The consulting firm has not yet exercised its options.

The Company's acquisition agreement with DRN contains a contingent payment provision whereby, if DRN achieves certain sales and profit goals, the Company will issue shares of its common stock to DRN's former shareholders. The contingent payment is evaluated quarterly. DRN has achieved the minimum contingent payment goals for the first two quarters. Accordingly, the Company will issue approximately 600,000 shares of its common stock to the former DRN shareholders during the third quarter of 2001.


NOTE C - RELATED PARTY TRANSACTIONS

The Company has borrowed monies from one of its officers either directly or through the payment of expenses by the officer. The loan balance at June 30, 2001 is $634,959. Of this amount, $582,240 is represented by direct loans to the company and $52,719 is included in the Company's accounts payable. All loans are unsecured demand loans and bear interest at the rate of 8% per annum.

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

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
June 30, 2001 and 2000


NOTE C - RELATED PARTY TRANSACTIONS (Continued)

At June 30, 2001, amounts due Mr. Weston were as follows:

                                                                                   2000
                                                                                   ----
                   Accounts payable - officer                                 $    52,719
                   Accrued salaries                                               300,000
                   Officer loans                                                  582,240
                                                                            -------------
                                                                              $   934,959
                                                                            =============

At June 30, 2001, the amount due Mr. Weston could potentially be converted into 10,388,433 shares of the Company's common stock.


NOTE D - COMPENSATION OF OFFICERS

                           Summary Compensation Table

                                                                                   Long-Term Compensation
                                                                          ----------------------------------------
                                             Annual Compensation              Awards                   Payouts
------------------------------------------------------------------------------------------------------------------
                                                                                          Securi-
                                                                                            ties
                                                            Other            Restricted    Under-
 Name and                                                   Annual              Stock      lying        LTIP        All Other
 Principal             Year      Salary      Bonus        Compensation         Awards     Options/     Payouts        Compen-
 Position                          $           $               $                  $         SARs          $           sation
                                                                                             #                           $
------------------- --------- ----------- ----------- ------------------- -------------- ----------- ------------- ------------
Tom Weston-CEO      2000      135,000
------------------- --------- ----------- ----------- ------------------- -------------- ----------- ------------- ------------
Tom Weston-CEO      2001      240,000
------------------- --------- ----------- ----------- ------------------- -------------- ----------- ------------- ------------

NOTE E - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                   2001                     2000
                                                                                   ----                     ----
Non-cash Investing and Financing Activities:

         Non-cash Exercise of Warrant for Common Stock                          $11,940

         Issuance of Common Stock for Services                                  $55,688

         Conversion of Debentures to Common Stock                                                         $ 695,400

         Conversion of Accrued Interest to Common Stock                                                   $  57,991

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (Continued)
June 30, 2001 and 2000


NOTE F - OTHER ACCRUED EXPENSES

The Company has entered into agreements with IC Capital, LLC to provide it with investor services. During the year the Company has accrued the expenses to this vendor. In June of 2001 the company entered into a new agreement whereby it will pay one-half of the monthly $5,000 fee and will defer the balance. As discussed in the capital stock footnote the Company has also issued options to this vendor for 100,000 shares of the Company's Common Stock.


NOTE G - SUBSEQUENT EVENT

The Company has entered into a letter of intent with Synoptel Corporation (Synoptel), a Delaware corporation, to purchase substantially all of Synoptel's tangible and intangible assets for the sum of $3,000,000. The Company intends to pay for these assets by issuing its Note for the full acquisition price. The provisions of the note are presently anticipated to call for interest of 8% to accrue on the unpaid principal, for one year from the date the sale is consummated. At the conclusion of the year, the interest shall be capitalized. The principal and capitalized interest shall then be paid to Synoptel in 24 equal monthly installments including interest.

In addition to the acquisition of Synoptel's assets, the Company is currently negotiating employment agreements with key Synoptel personnel.

The Company intends to finalize all Synoptel negotiations and consummate the Synoptel asset purchase agreement in the third quarter of 2001.