Form 10QSB
period 2001-09-30
SOLOMON ALLIANCE GROUP INC /AZ
filed 2001-11-19
CIK 1054730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

Commission file number 0-29973

SOLOMON ALLIANCE GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Arizona	86-0843235
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,682,112 shares as of October 31, 2001.

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

ITEM 2. PLAN OF OPERATION

General

    The Company is a development stage company with plans to become a comprehensive end-to-end provider for voice and data communications solutions. We did not have any revenues in 2000. During 2000, we reformulated our business plan, worked with our auditors to produce audited financial statements for the Company, brought the Company into compliance with Securities and Exchange Commission regulations to maintain our listing as an OTC Bulletin Board listed company, engaged in discussions and negotiations with potential business partners and acquisition candidates, and acquired DRN, Inc., a reseller of telecommunications equipment. On September 7, 2001, the Company completed the acquisition all the assets and technology of Synoptel Corporation, a developer of state-of-the-art proprietary equipment for broadband local multipoint distribution service. We plan to develop our business through our existing subsidiaries, strategic alliances, joint ventures and additional acquisitions.

Liquidity and Capital Resources

    Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on officer loans, convertible debenture issues and sale of securities to raise working capital to fund operations. At September 30, 2001 the company had $7,230 in cash.

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

ITEM 3.—FORWARD LOOKING STATEMENTS

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

  •
  develop new strategic partnerships;

  •
  use our current strategic and reseller arrangements to increase sales and brand name recognition of our products and services;

  •
  significantly enhance our marketing and public relations programs to create better awareness of our products and services among customers, industry analysts and create better awareness of our products and services among our customers and potential customers;

  •
  develop our direct sales; and

  •
  continue to expand our product and service offerings to meet new customer requirements and lower our costs through improved vendor relationships.

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

    The company does not undertake—and specifically, declines any obligation—to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events.

Part II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibit(s).

Number	Description	Method of Filing
15	Independent Accountant's Report	Filed with this Form 10-QSB
(b)
Reports on Form 8-K

1)
On September 24, 2001, Solomon filed a Current Report on Form 8-K.

2)
On March 13, 2001, Solomon filed a Current Report on Form 8-K/A.

3)
On January 8, 2001, Solomon filed a Current Report on Form 8-K.

SIGNATURES

    In accordance with the requirements of the exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLOMON ALLIANCE GROUP, INC.
By:	/s/ Thomas I. Weston, Jr. President
DATED: November 19, 2001

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Financial Statements

September 30, 2001 and 2000

(Unaudited)

CONTENTS

PAGE
FINANCIAL STATEMENTS
Consolidated Balance Sheet	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Financial Statements	6 - 14

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2001

(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$7,230
Accounts receivable, net of $50,000 allowance for doubtful accounts	202,834
Other receivable	—
Prepaid expenses	23,750
Deposits	—
Inventory	321,483

Total current assets	555,297
PROPERTY AND EQUIPMENT—AT COST
Furniture and office equipment, net of accumulated depreciation of $47,159	783,916
OTHER ASSETS
Goodwill, net of accumulated amortization of $211,404	1,408,645
Patents, trademarks and other intangibles	1,036,000

Total assets	$3,783,858

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable—trade	$382,751
Accounts payable—officer	52,719
Accrued salaries—officer	360,000
Accrued salaries—other	115,200
Accrued payroll taxes	63,709
Other accrued expenses	91,373
Officer loans	605,923
Deferred revenues	5,000
Notes payable, current portion	175,000

Total current liabilities	1,851,675
LONG-TERM LIABILITIES
Convertible debentures	6,138
Deferred acquisition credit	100,437
Notes payable, net of current portion	2,875,000

Total liabilities	4,833,250

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized; 22,682,112 shares issued and outstanding at September 30, 2001	22,682
Additional paid in capital	1,921,495
Deficit accumulated during development stage	(2,993,569)

Stockholder's deficit	(1,049,392)

Total liabilities and stockholders' deficit	$3,783,858

The accompanying notes are an integral part of this financial statement.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
					October 25, 1996 (Inception) to September 30, 2001
	2001	2000	2001	2000
REVENUE
Sales	$454,103	$—	$225,219	$—	$461,959
COST OF SALES	343,554	—	173,284	—	350,543

Gross profit	110,549	—	51,935	—	111,416

EXPENSES
Interest	71,043	25,762	36,693	11,409	191,457
Depreciation and amortization	78,671	62,413	28,913	22,477	258,777
Operating support services	145,763	—	45,999	—	145,763
Professional fees	277,847	272,638	38,439	60,297	987,285
Salaries and wages	180,000	146,250	60,000	33,750	753,590
Selling, general, and administrative	189,830	29,313	131,127	12,371	1,277,749

	943,154	536,376	341,171	140,304	3,614,621

Loss from operations	(832,605)	(536,376)	(289,236)	(140,304)	(3,503,205)

OTHER INCOME AND EXPENSE
Interest income	1	—	—	—	3,040
Lease income	51,000	—	18,750	—	51,000
Other income	5,842	—	—	—	5,842

	56,843	—	18,750	—	59,882

Loss before income tax expense and extraordinary item	(775,762)	(536,376)	(270,486)	(140,304)	(3,443,323)
INCOME TAXES	(246)	—	(109)	—	(246)

Loss before extraordinary item	(776,008)	(536,376)	(270,595)	(140,304)	(3,443,569)
EXTRAORDINARY ITEM:
Gain on extinquishment of debt, less applicable tax	—	—	—	—	450,000

Net loss	$(776,008)	$(536,376)	$(270,595)	$(140,304)	$(2,993,569)

EARNINGS (LOSS) PER COMMON SHARE:
Loss before extraordinary item	$(0.03)	$(0.03)	$(0.01)	$(0.01)
Extraordinary item	—	—	—	—

Net loss	$(0.03)	$(0.03)	$(0.01)	$(0.01)

The accompanying notes are an integral part of this financial statement.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
			October 25, 1996 (Inception) to September 30, 2001
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from sales	$496,416	$—	$504,272
Interest income	1	—	3,040
Other income	5,842	—	5,842
Payments to vendors, suppliers and employees	(836,372)	(317,246)	(2,711,560)

NET CASH USED BY OPERATING ACTIVITIES	(334,113)	(317,246)	(2,198,406)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(760,161)	—	(811,184)
Purchase of goodwill	(1,000,000)	—	(1,000,000)
Purchase of other intangible assets	(1,036,000)	—	(1,036,000)

NET CASH USED BY INVESTING ACTIVITIES	(2,796,161)	—	(2,847,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	3,118,662	322,311	3,532,454
Repayments of loans	—	(6,900)	(36,900)
Proceeds from convertible debentures	—	—	1,289,900
Proceeds from warrants	—	—	2,500
Proceeds from issuance of common stock	—	—	51,890
Proceeds from acquisition of subsidiary	—	—	212,976

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,118,662	315,411	5,052,820

NET INCREASE (DECREASE) IN CASH	(11,612)	(1,835)	7,230
CASH at beginning of period	18,842	2,470	—

CASH at end of period	$7,230	$635	$7,230

RECONCILIATION OF NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES:
Net Loss	$(776,008)	$(536,376)	$(2,993,569)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	78,457	62,413	258,563
Issuance of stock for services	67,628	30,000	97,628
Accrued interest not paid	—	15,293	73,862
Debt forgiveness	—	—	(450,000)
(Increase) decrease in assets:
Accounts receivables	(13,687)	—	(13,687)
Other receivables	7,012	5,719	7,012
Prepaid expenses	(20,000)	(3,750)	(23,750)
Deposits	—	—	—
Inventory	(232,100)	—	(232,100)
Increase (decrease) in liabilities:
Accounts payable—trade	194,394	(6,739)	345,950
Accrued salaries—officer	180,000	101,250	360,000
Accrued salaries—other	115,200	—	115,200
Accrued payroll taxes	—	14,944	63,709
Other accrued expenses	59,991	—	87,103
Officer loans	—	—	100,673
Deferred revenues	5,000	—	5,000

NET CASH USED BY OPERATING ACTIVITIES	$(334,113)	$(317,246)	$(2,198,406)

The accompanying notes are an integral part of these financial statements.

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

September 30, 2001 and 2000

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

    The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2001, the Company had no cash equivalents.

Accounts receivable

    The Company records an allowance for doubtful accounts receivable. The September 30, 2001 accounts receivable presented in these financial statements resulted from the Company's recently acquired subsidiary, DRN, and represent management's estimate of their net realizable value.

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

Use of estimates

    Preparing the Company's consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income taxes

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2001 there were no deferred tax assets or liabilities.

Goodwill

    In accordance with the provisions of SFAS No.141 the excess of acquisition costs over the fair value of businesses acquired prior to June 30, 2001, is being amortized over five to ten years using the straight-line method. Management believes that there has been no impairment of the goodwill as reflected in the Company's consolidated financial statements of September 30, 2001. The Company has adopted reduced amortization periods reflecting the approximate utility of the purchased goodwill. The subsidiaries are subject to changes occurring in the high-tech communications industry. Cost in excess of net assets, net of amortization, was $1,408,645 as of September 30, 2001. Amortization expense for the periods ended September 30, 2001 and September 30, 2000 was $60,427 and $51,989, respectively. Amortization expense for the quarters ended September 30, 2001 and 2000 was $22,565 and $18,931, respectively. The goodwill acquired in the Synoptel Corporation asset purchase, discussed in the acquisition footnote, is subject to the new provisions of SFAS No. 141 and is not subject to amortization.

Intangible Property

    In connection with its acquisition of Synoptel Corporation, the Company acquired certain patent and procedure rights. These assets are being amortized on the straight-line method over their useful lives of from 15 to 17 years. The period of amortization will begin on October 1, 2001.

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

    The weighted average number of shares outstanding for basic EPS for the third quarter of 2001 and 2000 was 22,682,112 and 21,371,742, respectively. The weighted average shares outstanding for basic EPS during the periods January 1, 2001 and 2000 through September 30, 2001 and 2000, were 22,679,558 and 21,591,393, respectively.

Going concern

    As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and, as of September 30, 2001, the Company's current liabilities exceeded its current assets by $1,296,378 and its total liabilities exceeded its total assets by $1,049,392. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in labor and fringe costs as well as in operating overhead. In addition, the Company has converted substantial debt to capital and is actively seeking additional capital resources. Finally, the Company has completed the acquisition of an operating entity that will give it further access to capital and new sources of revenue. Management believes these factors will contribute toward achieving profitability. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE B—ASSET ACQUISITION

    On September 7, 2001, the Company entered into an agreement to acquire 100% of the assets of Synoptel Corporation. The acquisition of the assets is in exchange for several Notes of similar terms in the amounts of $37,000, $254,000 and $2,709,000. These Notes accrue simple interest on the outstanding principal balance at the rate of 8% per annum. The Notes do not require any payment for a period of twelve months from their date of origin, which is September 7, 2001. Thereafter, they are to be paid in 24 equal monthly installments sufficient to fully pay all principal and accrued interest due under the Note. Interest accrued as of the date of commencement of the payment period under the Note will be added to principal for purposes of determining the installment payments. The Notes do not contain any collateral provisions. As of September 30, 2001 the interest accrued on the notes was $15,123.

    The assets acquired under the agreement fall into the following categories:

Capital Equipment	$692,000
Inventory and Consumable Materials	$272,000
Intellectual Property	$1,036,000
Goodwill	$1,000,000

    In connection with the asset acquisition, the Company entered into an employment contract with a Key individual for compensation in the amount of $228,000 per annum. The provisions of the contract also call for a signing bonus to be paid upon execution of the agreement in the amount of $100,000. The bonus and accrued salaries of $15,200 have been accrued in the statements.

NOTE C—CAPITAL STOCK

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

    The agreement contains a cashless exercise provision whereby the holder may exercise the Warrant in a cashless transaction if and only if, on the Date of Exercise there is not then in effect a current registration statement that covers the resale of the shares of Common Stock to be issued upon exercise of this Warrant. On January 22, 2001, IFG exercised its Warrant for the initial 25,000 shares of Common Stock of the Company under the cashless provision. Under this provision, IFG would only receive a fraction of the 25,000 shares. IFG received 17,367 shares in exercising its Warrant. At the time of IFG's Warrant exercise, the Company's Common Stock was trading at $.6875 per share. As of September 30, 2001 the registration for the equity line has not been filed. The Warrant expires December 30, 2004.

    A summary of warrant activity through September 30, 2001 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
Outstanding, December 31, 1997	—	—	—	—
Granted	1,000,000	$4.00	1,000,000	$4.00
Exercised	—	—	—	—

Outstanding, December 31, 1998	1,000,000	4.00	1,000,000	4.00
Granted	2,500,000.001		2,500,000.001
Exercised	(2,500,000)	(.001)	(2,500,000)	(.001)

Outstanding, December 31, 1999	1,000,000	4.00	1,000,000	$4.00
Granted	150,000.10		150,000.10
Exercised	(150,000)	(.10)	(150,000)	(.10)

Outstanding, December 31, 2000	1,000,000	$4.00	1,000,000	$4.00
Granted	75,000.2325		75,000.2325
Exercised	(25,000)	.6875	(25,000)	.6875

Outstanding, September 30, 2001	1,050,000	3.82	1,050,000	3.82

    At September 30, 2001, the range of Warrant prices for shares under Warrants and the weighted average remaining contractual life is as follows:

		Warrants Outstanding		Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.10—4.00	$1,050,000	3.82	1.56 yrs.	1,050,000	$3.82

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

    The Company's acquisition agreement with DRN contains a contingent payment provision whereby, if DRN achieves certain sales and profit goals, the Company will issue shares of its common stock to DRN's former shareholders. The contingent payment is evaluated semi-annually. DRN has achieved the minimum contingent payment goals for the first six months. Accordingly, the Company will issue approximately 600,000 shares of its common stock to the former DRN shareholders during the fourth quarter of 2001.

    As part of the employment agreement in the Synoptel acquisition, the Company issued options to the employee for 1,000,000 shares of the Company's common stock at $.20 per share. The agreement provides that the options shall vest at the rate of 250,000 shares of the Company's common stock upon the signing of the agreement and the remaining shares shall vest at the rate of 250,000 shares for each full year of employment following the contract date of September 7, 2001.

NOTE D—RELATED PARTY TRANSACTIONS

    The Company has borrowed monies from one of its officers either directly or through the payment of expenses by the officer. The loan balance at September 30, 2001 is $658,642. Of this amount, $605,923 is represented by direct loans to the company and $52,719 is included in the Company's accounts payable. All loans are unsecured demand loans and bear interest at the rate of 8% per annum.

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

    At September 30, 2001, amounts due Mr. Weston were as follows:

Accounts payable—officer	$52,719
Accrued salaries—officer	360,000
Officer loans	605,923

$1,018,642

    At September 30, 2001, the amount due Mr. Weston could potentially be converted into 11,318,244 shares of the Company's common stock.

NOTE E—LONG-TERM DEBT

    Long-term debt consists of three notes issued in connection with the Company's acquisition of Synoptel Corporation. No payment is required under the notes for 1 year from the issuance date and then the note and the deferred interest is payable in 24 installments plus interest at 8% per annum. The following at September 30, 2001:

Promissory note payable to corporation in monthly installments of $1,542, plus interest at 8.0%, due in September 2004, the note is unsecured	$37,000
Promissory note payable to corporation in monthly installments of $10,583, plus interest at 8.0%, due in September 2004, the note is unsecured	254,000
Promissory note payable to corporation in monthly installments of $112,875, plus interest at 8.0%, due in September 2004, the note is unsecured	2,709,000

Total debt	3,000,000
Less: current portion	(125,000)

Long-term debt	$2,875,000

    Future maturities of long-term debt are as follows as of September 30, 2001:

2003	$1,500,000
2004	1,375,000

Total	$2,875,000

NOTE F—COMPENSATION OF OFFICERS

Summary Compensation Table

					Long-Term Compensation
			Annual Compensation		Awards		Payouts
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $	Restricted Stock Awards $	Securities Underlying Options/SAR s #	LTIP Payouts $	All Other Compensation $
Tom Weston—CEO	2000	135,000
Tom Weston—CEO	2001	240,000

NOTE G—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2001	2000
Non-cash Investing and Financing Activities:
Non-cash Exercise of Warrant for Common Stock	$11,940
Issuance of Common Stock for Services	$55,688
Conversion of Debentures to Common Stock		$695,400
Conversion of Accrued Interest to Common Stock		$57,991

NOTE H—OTHER ACCRUED EXPENSES

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

QuickLinks

SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE) Consolidated Financial Statements September 30, 2001 and 2000 (Unaudited)
CONTENTS
SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 2001 (Unaudited)
SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SOLOMON ALLIANCE GROUP, INC. AND SUBSIDIARIES (A Development Stage Enterprise) Notes to Consolidated Financial Statements September 30, 2001 and 2000
Summary Compensation Table